Form 10-Q
period 2009-06-30
Divine Skin Inc.
filed 2009-08-19
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-53680

DIVINE SKIN, INC.

(Name of Small Business Issuer in Its Charter)

Florida	20-8380461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1680 Meridian Avenue, Suite 301, Miami Beach, Florida	33139
(Address of Principal Executive Offices)	(Zip Code)

(888) 404-7770
(Issuer’s Telephone Number, Including Area Code) (Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☐

There were 90,768,548 shares of common stock outstanding as of August 1, 2009.

PART I

ITEM 1.

FINANCIAL STATEMENTS

Financial Information

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$200,664	$141,918
Accounts receivable	536,176	441,579
Inventory	539,923	290,958
Prepaid expenses and other current assets	15,205	16,721

Total Current Assets	1,291,968	891,176

Furniture and Equipment, net	39,029	38,865
Other Assets	8,000	37,587

TOTAL ASSETS	$1,338,997	$967,628

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$713,513	$625,060
Other current liabilities	130,772	57,661

TOTAL LIABILITIES	844,285	682,721

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized:	10,000	—
10 million shares issued and outstanding at
June 30, 2009 and zero share issued and outstanding at
December 31, 2008, respectively
Common stock, $0.001 par value, 300 million shares authorized:	90,768	10
90,767,548 and 10,000 shares issued and outstanding at
June 30, 2009 and December 31, 2008, respectively
Additional paid-in-capital	303,559	566,368
Stock subscription	35,000	149,222
Accumulated deficit	55,384	(430,693)

Total Shareholders' Equity	494,712	284,907

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,338,997	$967,628

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Product sales	$723,122	$701,487	$1,749,205	$1,461,942
Service revenue	2,600	—	2,600	—
Less returns and allowances	(40,211)	(34)	(55,509)	(19,709)

Net revenue	685,511	701,453	1,696,296	1,442,233

Cost of Goods Sold	196,825	221,880	384,070	485,148

Gross Profit	488,686	479,573	1,312,226	957,085

Operating Costs and Expenses:
Selling and marketing	196,642	236,062	426,833	439,851
General and administrative	408,242	219,081	776,503	440,617

Total operating costs and expenses	604,884	455,143	1,203,336	880,468

Other Income (Expense)
Interest income	17	212	72	668
Interest expense	(1,041)	—	(1,241)	—
Other income (expenses)	(26,968)	—	(18,029)	(15,175)

Total other income (expense)	(27,992)	212	(19,198)	(14,507)

Income (Loss) Before Taxes	(144,190)	24,642	89,692	62,110

Income Tax Provision (Benefit)	(55,153)	—	34,307	—

Net Income (Loss)	$(89,038)	$24,642	$55,385	$62,110

Basic Earnings (Loss) per Share:
Weighted average shares	90,767,548	10,000	90,060,680	10,000
Earnings (Loss) per share	$(0.001)	$2.46	$0.001	$6.21

Diluted Earnings (Loss) per Share:
Weighted average shares	90,844,303	10,000	90,137,435	10,000
Earnings (Loss) per share	$(0.001)	$2.46	$0.001	$6.21

Pro-forma data (reflecting change in tax status):

Income (Loss) Before Taxes	$(144,190)	$24,642	$89,692	$62,110

Pro-forma Income Tax Provision (Benefit)	(55,153)	9,426	34,307	23,757

Pro-forma Net Income (Loss)	$(89,038)	$15,216	$55,385	$38,353

Basic Earnings (Loss) per Share:
Weighted average shares	90,767,548	10,000	90,060,680	10,000
Earnings (Loss) per share	$(0.001)	$1.52	$0.001	$3.84

Diluted Earnings (Loss) per Share:
Weighted average shares	90,844,303	10,000	90,137,435	10,000
Earnings (Loss) per share	$(0.001)	$1.52	$0.001	$3.84

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net Income	$55,385	$38,353
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	8,165	500
Changes in operating assets and liabilities:
Accounts receivable	(94,597)	(19,502)
Inventory	(248,965)	111,019
Prepaid expenses and other current assets	1,517	(550)
Accounts payable and accrued expenses	88,453	(16,315)
Other current liabilities	73,111	39,705
Net cash (used in) provided by operating activities	(116,933)	153,208

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(8,329)	(10,258)
Advances to related parties	29,587	(69,808)
Security deposits	—	(8,000)
Net cash provided by (used in) investing activities	21,259	(88,066)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription	220,600	—
Issuance costs	(66,180)	—
Net cash provided by financing activities	154,420	—

Increase (decrease) in cash	58,745	65,142
Cash, Beginning of Period	141,918	116,571

Cash, End of Period	$200,664	$181,714

Supplemental Information:
Cash paid for interest	$42	$—
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Capitalization of undistributed subchapter S losses	$430,693	$—
Stock dividend	$99,990	$—
Share exchange for preferred stock	$10,000	$—
Stock subscriptions converted to common stock	$383,774	$—
Issuance costs for stock	$115,132	$—

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principles as applied in the United States

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q208

Three months ended June 30, 2008

Q209

Three months ended June 30, 2009

PTD08

Six months ended June 30, 2008

PTD09

Six months ended June 30, 2009

YTD08

Year ended December 31, 2008

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) is a Florida company organized under the laws of the State of Florida in January 2007.  Through its predecessors, including Divine Skin, Inc., (a New York company) the Company has been developing and marketing skin care and personal care products for over ten years. The Company has grown steadily over the last few years with a network of top specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of active ingredients contained in pharmaceutical and cosmeceutical products. We currently offer products within the following product lines:

•

Skin Care

o

Trioxil® (bisazulene gel) is an acne treatment,

o

Hydrovitan.CR is a skin cleanser,

o

Keramene suppresses hair growth to reduce shaving, waxing, and other depilatory chores,

•

Aging

o

Viterol.A is an anti-aging aid that contains viatrozene,

•

Cellulite

o

Oligo.DX® is a cream that is designed to reduce the appearance of cellulite,

•

Hair Loss

o

Spectral.DNC-L an advanced formulation to address advanced androgenic alopecia – male pattern baldness of 4 or greater on the Norwood scale,

o

Spectral.RS® is designed to address multiple causes that lead to thinning hair,

o

Revita is a hair growth stimulating shampoo,

•

Personal Care

o

Nirena is an intimate feminine care cleanser

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

History of the Company

In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. Those assets and certain liabilities were used to capitalize Divine Skin, Inc. (a Florida corporation). The companies had common shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.

Our shareholders also own DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and was essentially idle through 2007 and 2008. We operated under the “DS Laboratories” trade name through the informal consent of the shareholders of DS Laboratories, Inc., who are also our shareholders. Because DS Laboratories, Inc. is a legally registered entity, we have not filed a fictitious name notification. DS Laboratories, Inc. (a New York Corporation) was closed in December 2006 and recapitalized as a Florida corporation in January 2007. Divine Skin, Inc. (a Florida corporation) has operated out of South Florida since its inception in 2007.

In January 2008 the Company engaged two consultants to assist it developing production operations in Brazil as a means to simplify the regulatory requirements surrounding importation of its product. Production operations in Brazil are not yet fully commercialized. All costs associated with exploring this production alternative have been expensed.

In January 2009, the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida Corporation) for a nominal amount. DS Laboratories, Inc. (a Florida Corporation) was established in January 2007 for the purposes to holding the trade and brand name. The company recorded no transactions during the fiscal years 2007 and 2008. DS Laboratories, Inc. (a Florida Corporation) was a related but separate entity until the acquisition. Subsequent to the acquisition, DS Laboratories, Inc. (a Florida Corporation) operates as a wholly owned subsidiary of the Company.

In January 2009, the Company acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as a wholly owned subsidiary of the Company.

In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded, to distribute enhanced professional versions of the Company’s products that, due to government regulations, can only be sold to physicians and to foreign distributors where local regulations permit consumer distribution.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2008 results to conform to the presentation used in 2009.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts that are federally insured. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2009 and December 31, 2008, the provision for doubtful accounts was $0.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.  Our inventory is stored in third party fulfillment facilities that also perform shipping functions.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the 200% declining balance method over the estimated useful lives of the assets, which range from 5 to 7 years. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Furniture and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 54% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 30.1% of total sales. Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

The Company’s revenue recognition policies are in compliance with SAB 104, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

Collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company has not established a product return reserve.

Research and Development

The Company does not engage in research and development as defined in SFAS 2, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations.

Income Taxes

In January 2007, the Company elected to be taxed under Subchapter S of Chapter 1 of the Internal Revenue Code (sections 1361 through 1379), wherein all earnings and losses of the Company are passed through to its shareholders and become taxable income or loss to them as individuals.

In January 2009, when the Company accepted the subscription for common shares from a foreign investor, the Company no longer qualified for its Subchapter S election.

In accordance with SFAS 109, paragraph 28 and specifically SAB Topic 1.B.2, “when a registrant's historical financial statements are not indicative of the ongoing entity … the registration statement should include pro forma financial information that … reflects the impact of … significant changes.” Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information in Note 9.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with SFAS 128, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued FSP EITF99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments". The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position and results of operations.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FASB FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material impact on the Company’s financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Bulk product and raw materials	$227,773	$10,551
Merchandise inventory	312,150	266,637
Inventory in transit	—	13,770

	$539,923	$290,958

Bulk product and raw materials – Bulk product consists of completed product formulations that have not yet been packaged in market ready packaging. Raw materials consist of bulk quantities of the various chemical components of product formulations.

Merchandise inventory - Merchandise inventory consists of completed formulations in market ready packaging. Our formulations are batch controlled and subject to various government regulations which, among other things, govern the purity and safety of our product and in some cases limit the concentration of certain ingredients, which would restrict the distribution of these products to medical professionals.

Management evaluated the inventory at June 30, 2009 and December 31, 2008 and determined that no allowance for expiration was necessary.

NOTE 5. – OTHER ASSETS

Significant components of other assets at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Advances to related parties:
Sigma Development and Holding Co., Inc.	$—	$11,521
Polaris Labs, Inc.	—	18,066
Security deposits	8,000	8,000

	$8,000	$37,587

Advances to related parties – In 2008, the Company advanced funds to related companies to assist in their development of new product lines and distribution channels. In the first quarter of 2009, both related parties became our wholly owned subsidiaries and accordingly all such advances were eliminated in consolidation.

Sigma Development and Holding Co., Inc. was founded in January 2007 as an upscale brand addition to our product portfolio. Sigma operated as a separate entity until January 2009, when the Company acquired 100% ownership of Sigma’s outstanding common stock for negligible amount.

Polaris Labs, Inc. was founded in March 2009 as our wholly owned subsidiary, to distribute enhanced versions of our products that, due to government regulations, can only be sold to physicians and to foreign distributors where local regulations permit consumer distribution.

Security deposits – Security deposits represent funds advanced for our office facilities.

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008

Trade payables	$378,662	$323,126
Accrued expenses	43,603	26,234
Credits due to customers	15,738	21,809
Accrued warrant expense	42,510	20,891
Accrued supplier claims	233,000	233,000

	$713,513	$625,060

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During 2009, the Company operated under several material agreements as listed below:

Lease for office facilities –

•

The Company previously leased its corporate headquarters office space located in Miami Beach, Florida on a 5 year lease from a third party. The annualized rental expense was approximately $102,900 for each year through its expiration in December 2011. The lease is guaranteed by our executive officers. In March 2009, the Company relocated its corporate headquarters to new facilities in Bal Harbour, Florida and idled the Miami Beach facilities. In July 2009, the Company amended this lease to reduce the lease expiration from December 2011 to December 2009. The lease payment was also reduced to $6,500 per month or $78,000 on an annual basis. As a result of the amendment, the Company reactivated the Miami Beach facilities, which also resumes service as the corporate headquarters.

•

In March 2009, concurrent with idling the Miami Beach, Florida facilities, the Company relocated its corporate headquarters to new facilities located at 1135 Kane Concourse, 6th Floor Bay Harbor Islands, FL 33154-2025. The Company leased approximately 3,200 square feet of office space, which the Company considered to be adequate for its needs. The lease was a 3 year lease from a third party and provided for total annual rent payments of approximately $87,000 for the first lease year, $96,000 for the second lease year and $99,840 for the third lease year which ends in March 2012. The lease was guaranteed by our executive officers. In July 2009, current with the reactivation of the Miami Beach facilities as a result of the amending its lease, the Company entered into a lease termination agreement with the landlord of the Bay Harbor Islands facilities. The lease termination resulted in a one-time $16,000 charge to operations resulting from the lease termination settlement.

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years (adjusted for lease modification agreements entered into in July 2009, as discussed above) are as follows:

	2009	2010	2011	2012	Beyond	Total

Facility Leases:
Miami Beach (current)	$39,000	$—	$—	$—	$—	$39,000
Bal Harbour (terminated)		—				—

	$39,000	$—	$—	$—	$—	$39,000

Pending and threatened litigation –

•

Divine Skin, Inc. has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media supplier claims of $224,000 and in the first quarter of 2009 we began making installment payments while negotiations are ongoing to arrive at the final settlement agreement with the suppliers. Also in the first quarter of 2009, we became aware of a product supplier claim for $9,000 for which we provided an accrual. An informal settlement has been reached with the product supplier and payments will begin in the second quarter of 2009. As discussed above, accruals have been provided, when the facts and circumstances of each claim, warrants it.

•

Divine Skin Inc. has been named in a lawsuit brought by a former employee of 301 Model, an entity also related to Divine Skin, Inc. through common ownership. Divine Skin was named because it originally hired the employee rather than 301 Model as the latter was not yet an established entity. Our management is vigorously defending our position that the employee was terminated after two weeks for cause and that the employee subsequently violated their non-compete agreement. Accordingly, we do not anticipate that any material assessment or settlement will result from the lawsuit.

NOTE 8. – COMMON STOCK

Initial Capitalization

In January 2007, the Company was capitalized through the issuance of 10,000 shares of common stock. The initial capitalization also included cash along with certain assets and liabilities of its predecessor, Divine Skin, Inc., a New York corporation, which totaled $387,259. Divine Skin, Inc. was owned by the same stockholders that currently own the Company.

NOTE 8. – COMMON STOCK (Continued)

Recapitalization

In January 2009, Divine Skin authorized an amendment and restatement to its articles of incorporation to provide, among other things, (a) that the authorized common stock be increased to 300,000,000 shares and (b) that up to 30,000,000 shares of “blank check” preferred stock are authorized. Immediately thereafter, the Company declared a stock dividend of 10,000 shares for one share. Subsequent to the stock dividend, there were 100,000,000 shares of common stock outstanding.

Private Placement Memorandum

The Company has offered up to 5,600,000 shares of its common stock at a purchase price of $0.50 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds. The offering will terminate upon the earlier of: (a) the sale of 5,600,000 shares or (b) August 30, 2009 unless extended without notice for up to two 30-day periods.

The offering was made solely to “non U.S. Persons” within the meaning of Rule 902 of Regulation S under the Securities Act of 1933. These securities have not been registered with or approved by the SEC or any state securities commission nor has any commission or state authority passed on the accuracy or adequacy of this memorandum.

The following table summarizes transactions under the private placement offering as follows:

Subscriptions for Common Stock
	Common		Gross	Issuance	Net
Period	Shares	Price	Proceeds	Costs	Proceeds

2008	426,348	$0.50	$213,174	$(63,952)	$149,222
Q1 2009	341,200	$0.50	170,600	(51,180)	119,420
Q2 2009	100,000	$0.50	50,000	(15,000)	35,000
	867,548		$433,774	$(130,132)	$303,642

Subscriptions for Common Stock

To date, the Company received and accepted funded subscriptions to purchase 867,548 common shares, under the offering referred to above. The Company received $303,642 in net proceeds after issuance costs of $130,132. The accepted funded subscriptions are recorded as a component of the Company’s equity pending issuance of common shares. Once the common shares have been issued, the amounts previously recorded as funded subscriptions are transferred to common stock par value and additional paid in capital, accordingly.

As of June 30, 2009, share certificates for 767,548 subscribed common shares have been issued, while share certificates for 100,000 subscribed common shares have not yet been issued and are in process.

Warrants

The Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s sale price of $0.50 per share, the warrants are “in the money” upon issuance. As of June 30, 2009 the Company has accrued $42,510 for the value of warrants and recognized an expense in the six months ended June 30, 2009 for financial consulting services, based on the value of the warrants.

NOTE 8. – COMMON STOCK (Continued)

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he will assist the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. Based on the current offering price of the PPM of $0.50 per share, the current value of the option grant is $980,000. The option expires in five years. The option vests and is exercisable upon the effective date of the Company obtaining OTCBB listing. Due to the uncertainty of ultimate vesting, no value has been recorded for the option.

Preferred Stock

Following the stock dividend, the three shareholders of Divine Skin (which at such time constituted all of the shareholders of Divine Skin) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009, each share of Series A Preferred Stock is entitled to 10 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.

NOTE 9. – INCOME TAXES

In January 2007, the Company elected to be taxed under Subchapter S of Chapter 1 of the Internal Revenue Code (sections 1361 through 1379), wherein all earnings and losses of the Company are passed through to its shareholders and become taxable income or loss to them as individuals.

In January 2009, when the Company accepted the subscription for common shares from a foreign investor, the Company no longer qualified for its Subchapter S election.

In accordance with SFAS 109, paragraph 28 and specifically SAB Topic 1.B.2, “when a registrant's historical financial statements are not indicative of the ongoing entity … the registration statement should include pro forma financial information that … reflects the impact of … significant changes.” Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information as if the Company had been subject to US Federal and State of Florida income taxation.

NOTE 9. – INCOME TAXES (Continued)

The provision for income taxes for the six months ended June 30, 2009 and the pro forma provision for income taxes for the six months ended June 30, 2008 is summarized as follows:

	Six Months Ended June 30,
	2009	2008
		(Pro Forma)
Current:
Federal	$31,392	$(21,738)
State	2,915	(2,019)

Deferred:
Federal	—	(1,903)
State	—	(176)

Decrease in Valuation allowance	-	2,079

Total provision (benefit) for income taxes	$34,307	$(23,757)

The provision for income taxes for the six months ended June 30, 2009 and the pro forma provision for income taxes for the six months ended June 30, 2008 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Six Months Ended June 30,
	2009	2008
		(Pro Forma)
Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

NOTE 9. – INCOME TAXES (Continued)

Pro forma deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The pro forma tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

As of June 30,
	2009	2008
(Pro Forma)
Deferred tax assets:
Net operating loss carry-forwards	$—	$—
	—	—
Total deferred tax assets	—	—
Valuation allowance	—	—
Net deferred tax assets	$—	$—

As of June 30, 2009 and 2008 the Company had a pro forma valuation allowance on its deferred tax assets of $0, which relates to net operating losses. The pro forma valuation allowance decreased $2,079 in the six months ended June 30, 2008. The decrease in 2008 was attributable to accumulated net operating losses being offset by net income reported in six months ended June 30, 2008.

As of June 30, 2009 and 2008, the Company had pro forma net operating loss carry-forwards of $0 and $0, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

As of June 30, 2009 and 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

NOTE 10. – 2009 EQUITY INCENTIVE PLAN

Overview - The Company initiated a 2009 Equity Incentive Plan (the "Plan") to:

1.

attract and retain the best available personnel for positions of substantial responsibility,

2.

provide additional incentives to Employees, Directors and Consultants, and

3.

promote the success of the Company and the Company's Affiliates.

Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.

Subject to the Plan - The initial maximum number of shares of Common Stock that may be issued under the Plan is 5,000,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury.

Eligibility - Nonstatutory Stock Options, Stock Purchase Rights, Stock Awards, Stock Appreciation Rights and Unrestricted Shares may be granted to all Service Providers. Incentive Stock Options may be granted only to Employees.

Limitations - Each Option shall be designated as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, if an Employee becomes eligible in any given year to exercise Incentive Stock Options for Shares having a Fair Market Value in excess of $100,000, those Options representing the excess shall be treated as Nonstatutory Stock Options.

Term - The term of each Option shall be stated in the applicable Option Agreement or, if not stated, ten years from the date of grant. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Incentive Stock Option is granted, owns, directly or indirectly, stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company and any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant or such shorter term as may be provided in the applicable Option Agreement.

Exercise and Vesting - Unless otherwise determined by the Administrator and provided for in the Option Agreement, each Option shall vest and become exercisable as to one-sixth (1/6) of the Shares subject to the Option on the date that is six months after the date of grant, and an additional one-sixth (1/6) of the Shares subject to the Option every six months thereafter until fully vested and exercisable.

ITEM 2. –

MANAGEMENT’S DISCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop products for skin care and personal care needs. Through its predecessors, including Divine Skin, Inc., (a New York company) the Company has been developing and marketing skin care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. Those assets and certain liabilities were used to capitalize Divine Skin, Inc. (a Florida corporation). The companies had common shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.

Our shareholders also owned DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and was essentially idle through 2007 and 2008. The issued and outstanding shares of DS Laboratories, Inc. (a Florida company) were transferred to the Company for nominal consideration. We operated under the “DS Laboratories” trade name through the informal consent of the shareholders of DS Laboratories, Inc., who are also our shareholders. Because DS Laboratories, Inc. is a legally registered entity, we have not filed a fictitious name notification. DS Laboratories, Inc. (a New York Corporation) was closed in December 2006 and recapitalized as a Florida corporation in January 2007. Divine Skin, Inc. (a Florida corporation) has operated out of South Florida since its inception in 2007.

In January 2009, the Company acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded by our Vice President’s father. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as a wholly owned subsidiary of the Company.  We currently distribute hair growth products, facial moisturizers and anti-aging facial cleansers through Sigma. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded for marketing purposes to distribute versions of the Company’s products exclusively to physicians, dermatologists and foreign distributors.  We currently distribute hair regrowth treatments through Polaris.  These products are primarily distributed through physicians and dermatologists.

The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and formulates its own products. We currently offer the following lines of products:

•

skin care

•

personal care

•

hair care

We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order by order basis.

Results of Operations for the Three Months Ended June 30, 2009, As Compared To the Three Months Ended June 30, 2008

Revenues - Total revenues decreased $15,942 or 2.27%, to $685,511 (three months ended June 30, 2009) from $701,453 (three months ended June 30, 2008).  The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 49% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 18% of total sales.

Revenues nominally decreased as a result of the Company’s timing of product shipments. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 21% and 19% of (QTR 2009) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $25,055 or 11.29%, to $196,825 (QTR-2009) from $221,880 (QTR-2008). During the three months ended March 31, 2009, we (1) set up a laboratory, hired a chemist and began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for outsourced production which also reduced costs. Formulation refers to the process whereby the specific product formula is developed.  Production refers to the process of mixing components based on the product formula and packaging the product in its commercial ready form.

Historically the Company relies on third party subcontractors and suppliers to provide product raw materials, components and to formulate and package finished goods. Third parties also provide order fulfillment, warehousing and distribution services. Commencing in the first quarter of 2009, we made two significant changes to our production methodology. First, we began to formulate certain of our products ourselves in an effort to control quality and reduce costs. Second, triggered by our sales projections, we began to purchase product in larger production batches thereby increasing production efficiency for our outsourced suppliers, which reduced our costs. Warehousing and fulfillment activities remain outsourced.

Selling and Marketing Costs - Selling and marketing costs decreased $39,420 or 16.7%, to $196,642 (QTR-2009) from $236,062 (QTR-2008). The decrease is primarily due to the following:

–

Decreases in:

•

$81,428 for marketing and promotion in an effort to control and reduce spending.

•

$13,622 for warehousing costs,

•

$9,649 for travel and entertainment costs incurred to promote sales,

•

$1,267 for product development, and

•

$8,751 for call center operations;

–

and partially offset by increases in:

•

$69,291 for freight and shipping costs also resulting from our expanding sales,

•

$24,284 net for other selling and marketing costs.

General and Administrative Costs - General and administrative costs increased $189,162 or 86.34%, to $408,242 (three months ended June 30, 2009) from $219,081 (three months ended June 30, 2008). The increase is primarily due to the following increases:

•

$127,047 for personnel costs due to increased staffing and bonus as a result of our becoming a SEC company,

•

$86,791 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales and SEC filings, and

•

$28,049 for bad debts resulting from unrecovered advances to a failed related company;

–

and partially offset by decreases of $54,304 of other general and administrative expenses, including product sales commissions, rent and utilities.

Other Income (Expense) - Other income (expense) decreased $28,204 or 13,279.36% to $(27,992) (three months ended June 30, 2009) from $212 (three months ended June 30, 2008). The decrease was primarily a result of net increases in various other nominal expenses which individually are not significant.

Net Income – As a result of the various fluctuations discussed above, Net Income decreased $13,680 or 461.32% to $89,038 (three months ended June 30, 2009) from $24,642 (three months ended June 30, 2008).

We realized net loss of $89,038 for the three months ended June 30, 2009, as compared to net income of $24,642 for the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 As Compared To the Six Months Ended June 30, 2008

Revenues - Total revenues increased $254,064 or 17.62%, to $1,696,296 (six months ended June 30, 2009) from $1,442.233 (six months ended June 30, 2008). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 47% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 23% of total sales.

Revenues have increased as a result of the Company’s efforts to establish distribution agreements. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 14% and 26% of (six months ended June 30, 2009) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $101,078 or 20.83%, to $384,070 (six months ended June 30, 2009) from $485,148 (six months ended June 30, 2008). During the three months ended March 31, 2009, we (1) began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for production which also reduced costs.

Historically the Company relies on third party subcontractors and suppliers to provide product raw materials, components and to formulate, produce and package finished good. Third parties also provide order fulfillment, warehousing and distribution services. As disclosed above, we made two significant changes to our production methodology. First, we began to formulate certain of our products ourselves in an effort to control quality and reduce costs and we began to purchase product in larger production batches thereby increasing production efficiency for our outsourced suppliers.

Selling and Marketing Costs - Selling and marketing costs decreased $13,018 or 2.96%, to $426,833 (six months ended June 30, 2009) from $439,851 (six months ended June 30, 2008).  The decrease was primarily due to a decrease of $139,528 for marketing and promotion costs, as we reduced marketing and promotion due to organic growth and repeat order volume from customers.

The decrease was partially offset primarily by increases of:

•

$8,080 for warehousing costs due to increased costs of distribution as a result of our expanding sales,

•

$51,531 for freight and shipping costs,

•

$5,927 for travel and entertainment costs incurred to promote additional sales, and

•

$60,972 net, for other selling and marketing costs, including consulting and commissions.

General and Administrative Costs - General and administrative costs increased $335,886 or 76.23%, to $760,360 (six months ended June 30, 2009) from $440,617 (six months ended June 30, 2008).  The increase is primarily due to the following increases:

•

$45,980 for personnel costs due to increased staffing and bonus as a result of the growth of our business and becoming a public company,

•

$144,692 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales and SEC filings,

•

$40,449 for bad debts resulting from unrecovered advances to a failed related company,

•

$15,074 for credit card fees and

•

$89,691 of other general and administrative costs, including, but not limited to product sales commissions.

Other Income (Expense) - Other income (expense) decreased $4,691 or 32.34% to $(19,198) for the six months ended June 30, 2009 from $(14,507) for the six months ended June 30, 2008.  The increase in expense was primarily a result of increases in various other nominal expenses which individually are not significant.

Net Income – As a result of the various fluctuations discussed above, Net Income decreased $6,725 or 10.83% to $55,385 (six months ended June 30, 2009) from $62,110 (six months ended June 30, 2008).

Liquidity and Capital Resources

We had working capital of $447,683 at June 30, 2009.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Our losses from 2007 and 2008 operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2009. To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, and the private placement of securities.

During the year ended December 31, 2007, our executives contributed $220,720 in cash and other assets to provide the capital to support company operations. This infusion is has been accounted for as a capital contribution and as such the Company is not expected to either repay the contributions or issue additional stock to reimburse the executives.

During the six months ended June 30, 2009, the Company accepted an aggregate of $220,600 from five foreign investors to subscribe for 441,200 of our common shares under a Private Placement Memorandum (“PPM”).  The PPM provides for issuance costs of 30% which amounted to $66,180 in relations to this transaction.  As a result, the Company netted $154,420 in proceeds from the subscription.

Financial Position

Our total assets increased $371,369 or 38.38% to $1,338,997 as of June 30, 2009 from $967,628 as of December 31, 2008 as a result of a net increase in cash of $58,746; net increases in account receivable of $94,597; net increase in furniture and equipment of $164 for new equipment; and a net decrease in other assets of $29,587 for reductions in advances to related parties.

The bulk of the $400,792 net increase in current assets was associated with a $248,965 increase in inventory levels.  Inventory levels increased 85.57%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our own finish product rather than continuing to rely solely on outsourced production.

The increased inventory level on hand at June 30, 2009, represents approximately 77% of COGS or a 9 month supply based on the sell through rate achieved for the six months ended June 30, 2009.  Management believes that the sales achieved in the first six months of 2009 is consistent with its projections and will continue throughout fiscal year 2009. Management also understands that these inventory decisions result in an inventory turnover rate of 1.3 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at June 30, 2009.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009 the FASB issued FASB FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FASB Staff Position eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141(R)-1 had no impact on our financial position or results of operations and financial condition, since we have not had any business combinations closing on or after the January 1, 2009 effective date.

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted.

See also footnotes to the financial statements provided under Item 1.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.

The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2009, the Company accepted an aggregate of $220,600 from five foreign investors to subscribe for 441,200 of our common shares under a Private Placement Memorandum (“PPM”).  The PPM provides for issuance costs of 30% which amounted to $66,180 in relations to this transaction.  As a result, the Company netted $154,420 in proceeds from the subscription.  The shares were issued under the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended.  The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 14, 2009 (1)
3.3	Bylaws of Divine Skin, Inc. (1)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Kane Concourse Lease Agreement (1)
10.2.1	Kane Concourse Lease Termination Agreement (1)
10.2.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement (1)
10.4	Form of Exclusive Distribution Agreement (1)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	(Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	(Provided herewith)
32.1	Certification Pursuant to Section 1350	(Provided herewith)
32.2	Certification Pursuant to Section 1350	(Provided herewith)

(1)

Previously filed on Form 10 Registration Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2009	DIVINE SKIN, INC.

By: /s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer