Form 10-Q/A
period 2009-06-30
Divine Skin Inc.
filed 2009-08-28
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

There were 90,768,548 shares of common stock outstanding as of August 1, 2009.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 19, 2009. This Form 10-Q/A is being filed to (1) correct the allocation of certain expenses, with respect to the quarter ended June 30, 2008 and June 30, 2009; and (2) provide additional disclosure related to the Company’s financial position at June 30, 2009. These revisions are included in Part I, Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We are also correcting typographical errors.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

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

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q208

Three months ended June 30, 2008

Q209

Three months ended June 30, 2009

PTD08

Six months ended June 30, 2008

PTD09

Six months ended June 30, 2009

YTD08

Year ended December 31, 2008

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) is a Florida company organized under the laws of the State of Florida in January 2007.  Through its predecessors, including Divine Skin, Inc., (a New York company) the Company has been developing and marketing skin care and personal care products for over ten years. The Company has grown steadily over the last few years with a network of top specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. We currently offer products within the following product lines:

•

Skin Care

•

Aging

•

Cellulite

•

Hair Loss

•

Personal Care

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded, to distribute Polaris branded versions of the Company’s products that, for marketing purposes, are sold through physicians and foreign distributors.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP 107-1 did not have a material impact on our financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The implementation of FSP 157-4 did not have a material impact on our financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 will not have a material impact on the Company’s financial statements.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Polaris Labs, Inc. was founded in March 2009 as our wholly owned subsidiary, which for marketing purposes distributes Polaris branded versions of our products through physicians and to foreign distributors.

Security deposits – Security deposits represent funds advanced for our office facilities.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – INCOME TAXES (Continued)

The provision for income taxes for the six months ended June 30, 2009 and the pro forma provision for income taxes for the six months ended June 30, 2008 is summarized as follows:

	Six Months Ended June 30,
	2009	2008
		(Pro Forma)
Current:
Federal	$31,392	$(21,738)
State	2,915	(2,019)

Deferred:
Federal	—	(1,903)
State	—	(176)

Decrease in Valuation allowance	—	2,079

Total provision (benefit) for income taxes	$34,307	$(23,757)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2009, the Company acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded by our Vice President’s father. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as a wholly owned subsidiary of the Company.  We currently distribute hair growth products, facial moisturizers and anti-aging facial cleansers through Sigma. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded for marketing purposes to distribute Polaris branded versions of the Company’s products through physicians and foreign distributors.  We currently distribute hair care products through Polaris.

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

Results of Operations for the Three Months Ended June 30, 2009 (Q209), As Compared To the Three Months Ended June 30, 2008 (Q208)

Revenues - Total revenues decreased $15,942 or 2.3%, to $685,511 (Q209) from $701,453 (Q208).  The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 49% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 18% of total sales.

Revenues nominally decreased as a result of the Company’s timing of product shipments. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 21% and 19% of (QTR 2009) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $25,055 or 11.329%, to $196,825 (Q209) from $221,880 (Q208). During the first quarter of 2009, we (1) set up a laboratory, hired a chemist and began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for outsourced production which also reduced costs. Formulation refers to the process whereby the specific product formula is developed.  Production refers to the process of mixing components based on the product formula and packaging the product in its commercial ready form.

Historically the Company relies on third party subcontractors and suppliers to provide product raw materials, components and to formulate and package finished goods. Third parties also provide order fulfillment, warehousing and distribution services. Commencing in the first quarter of 2009, we made two significant changes to our production methodology. First, we began to formulate certain of our products ourselves in an effort to control quality and reduce costs. Second, triggered by our sales projections, we began to purchase product in larger production batches thereby increasing production efficiency for our outsourced suppliers, which reduced our costs. Production, warehousing and fulfillment activities remain outsourced.

Selling and Marketing Costs - Selling and marketing costs decreased $39,420 or 16.7%, to $196,642 (Q209) from $236,062 (Q208). The decrease is primarily due to the following:

–

Decreases in:

•

$70,948 for marketing and promotion costs, as due to organic growth and repeat order volume from existing customers, we reduced our advertising in current markets.

•

$10,917for postage costs transferred to outsourced distribution,

•

$9,301 for warehousing expenses due to a change in outsourced distribution,

•

$7,041 for travel and entertainment costs incurred to promote sales, and

•

$3,365 for product development;

–

and partially offset by increases in:

•

$32,971 for consulting services and sales commissions resulting from our expanding sales efforts in new markets,

•

$27,803 for freight and shipping costs, and

•

$1,378 net for other selling and marketing costs.

General and Administrative Costs - General and administrative costs increased $189,162 or 86.3%, to $408,242 (Q209) from $219,081 (Q208). The increase is primarily due to the following:

–

Increases in:

•

$86,791 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales, SEC filings and other public company costs,

•

$63,046 for personnel costs due to increased staffing and bonus,

•

$28,049 for bad debts resulting from unrecovered advances to a failed related company

•

$4,246 for depreciation on new equipment, and

•

$10,736 net of other general and administrative expenses, including rent and utilities;

–

and partially offset by a decrease in:

•

$3,706 for office supplies.

Other Income (Expense) - Other income (expense) decreased $28,204 or 13,279.8% to a $(27,992) expense (Q209) from $212 income (Q208). The decrease was primarily a result of net increases in various other nominal expenses which individually are not significant.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $104,255 or 685.1% to $(89,038) net loss (Q209) from $15,217 pro-forma net income (Q208).

Results of Operations for the Six Months Ended June 30, 2009 (PTD09) As Compared To the Six Months Ended June 30, 2008 (PTD08)

Revenues - Total revenues increased $254,064 or 17.6%, to $1,696,296 (PTD09) from $1,442.233 (PTD08). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 47% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 23% of total sales.

Revenues have increased as a result of the Company’s efforts to e xpand its distribution. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 14% and 26% of (six months ended June 30, 2009) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $101,078 or 20.8%, to $384,070 (PTD09) from $485,148 (PTD08). During the six months ended June 30, 2009, we (1) began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for production which also reduced costs.

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

Selling and Marketing Costs - Selling and marketing costs decreased $13,018 or 3.0%, to $426,833 (PTD09) from $439,851 (PTD08). The decrease was primarily due to the following:

–

Decreases in:

•

$139,528 for marketing and promotion costs, as due to organic growth and repeat order volume from existing customers, we reduced advertising in current markets.

•

$6,439 for postage costs transferred to outsourced distribution;

–

and partially offset by increases in:

•

$51,531 for freight and shipping costs,

•

$37,110 for consulting and sales commissions resulting from our expanding sales efforts in new markets,

•

$17,656 for call center operations also resulting from our expanding sales efforts,

•

$8,080 for warehousing costs due to increased costs of distribution as a result of our expanding sales,

•

$6,998 for product development,

•

$5,927 for travel and entertainment costs incurred to promote additional sales, and

•

$5,647 net, for other selling and marketing costs, including internet hosting and telephone.

General and Administrative Costs - General and administrative costs increased $335,886 or 76.2%, to $760,360 (PTD09) from $440,617 (PTD08).  The increase is primarily due to the following:

–

Increases in:

•

$144,737 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales and SEC filings,

•

$113,366 for personnel costs due to increased staffing and bonus as a result of the growth of our business and becoming a public company,

•

$41,094 for bad debts resulting from unrecovered advances to a failed related company,

•

$20,851 for credit card fees,

•

$8,953 for repairs and maintenance,

•

$7,665 for depreciation on new equipment, and

•

$5,669 of other general and administrative costs;

–

and partially offset by a decrease in:

•

$6,449 for office supplies.

Other Income (Expense) - Other income (expense) in creased $4,691 expense or 32.3% to $(19,198) expense for the six months ended June 30, 2009 from $(14,507) for the six months ended June 30, 2008.  The increase in expense was primarily a result of increases in various other nominal expenses which individually are not significant.

Net Income – As a result of the various fluctuations discussed above, Net Income in creased $17,032 or 44.4% to $55,385 net income (six months ended June 30, 2009) from $38,353 pro-forma net income (six months ended June 30, 2008).

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

Financial Position

Total Assets - Our total assets increased $371,369 or 38.38% to $1,338,997 as of June 30, 2009 from $967,628 as of December 31, 2008 as a result of a net increase in current assets of $400,792; net increase in furniture and equipment of $164 for new equipment; which was partially offset by a net decrease in other assets of $29,587 for reductions in advances to related parties.

Current Assets - The $400,792 net increase in current assets was associated with a $248,965 increase in inventory levels, a $94,597 increase in accounts receivable, and a $58,745 increase in cash, which was partially offset by a decrease in prepaid expenses  of $1,516.

Inventory - Inventory levels increased 85.57%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our own finish product rather than continuing to rely solely on outsourced formulation production.

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

Accounts Receivable – The increase represents a 21% increase in the accounts receivable balance at December 31, 2008.  The increase is the result of slight delays in collections by certain of our customers that are experiencing current economy driven credit restrictions.  As a result, we have increased up our monitoring and evaluation of the collectability of our accounts receivable.  Management believes that its current receivables are collectable.

Cash – The$58,745 increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Six Months June 30, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2009 of $116,933. Net cash used reflects adjusted net income for the period ended of approximately $63,550, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $180,483 of cash used to support net changes in working capital items, which included:

•

a $94,597 increase in accounts receivable as a result of slowed collection efforts due to the economy;

•

a $248,965 increase in inventory costs due to the increase in raw materials and bulk materials for current production;

•

a $88,453 increase in accounts payable as a result of satisfying certain outstanding vendor balances, and

•

a $73,111 increase in other current payables.

Cash Flows used in Investing Activities

Our investing activities provided $21,259 in net cash during the six months ended June 30, 2009. Net cash provided is composed of a return of $29,587 from previous advances to related parties, which was partially offset by $8,329 in purchases of furniture and fixtures.

Cash Flows from Financing Activities

Our financing activities provided net cash of $154,420 for the six months ended June 30, 2009. We raised approximately $220,600 through subscriptions to purchase our common stock, net of $66,180 in issuance costs.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Amendments to the Impairment Guidance of EITF 99-20

In January 2009, the FASB issued FSP EITF99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20" .. This FSP amends the impairment guidance in EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial

Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than- temporary impairment assessment and the related disclosure requirements in FASB 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments" .. The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The implementation of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position and results of operations.

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

Interim Disclosures about Fair Value of Financial Instruments

On April 9, 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The implementation of FSP 107-1 did not have a material impact on our financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

On April 9, 2009, FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. In addition, FSP 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, this FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. FSP 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted. The implementation of FSP 157-4 did not have a material impact on our financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” .. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” .. SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

See also footnotes to the financial statements provided herein.

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
———————
(1) Previously filed on Form 10 Registration Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2009	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer