Form 10-Q
period 2009-09-30
Divine Skin Inc.
filed 2009-11-23
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

(888) 404-7770
(Issuer’s Telephone Number, Including Area Code) __________________________________________________ (Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 89,986,001 shares of common stock outstanding as of November 10, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$520,900	$141,918
Accounts receivable	997,721	441,579
Inventory	624,207	290,958
Prepaid expenses and other current assets	31,864	16,721

Total Current Assets	2,174,692	891,176

Furniture and Equipment, net	34,447	38,865
Other Assets	8,000	37,587

TOTAL ASSETS	$2,217,139	$967,628

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$974,538	$625,060
Other current liabilities	316,402	57,661

TOTAL LIABILITIES	1,290,940	682,721

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at September 30, 2009 and zero share issued and outstanding at December 31, 2008, respectively	10,000	—
Common stock, $0.001 par value, 300 million shares authorized: 94,942,096 and 10,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	94,942	10
Additional paid-in-capital	898,884	566,368
Stock subscription	—	149,222
Accumulated surplus (deficit)	(77,627)	(430,693)

Total Shareholders' Equity	926,199	284,907

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,217,139	$967,628

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product sales	$907,114	$670,115	$2,656,318	$2,132,056
Service revenue	18,975	—	21,575	—
Less returns and allowances	29,416	(322)	(26,094)	(24,311)

Net revenue	955,505	669,793	2,651,801	2,107,746

Cost of Goods Sold	319,086	320,482	703,156	805,630

Gross Profit	636,419	349,311	1,948,645	1,302,116
	66.6%	52.2%	73.5%	61.8%
Operating Costs and Expenses:
Selling and marketing	490,660	223,463	917,493	659,035
General and administrative	423,451	243,421	1,199,954	684,038

Total operating costs and expenses	914,111	466,886	2,117,447	1,343,073

Other Income (Expense)
Interest income	—	209	73	877
Interest expense	(794)	—	(2,035)	—
Other income (expenses)	111,166	(309)	93,136	(15,484)

Total other income (expense)	110,373	(100)	91,174	(14,607)

Income (Loss) Before Taxes	(167,319)	(117,675)	(77,628)	(55,564)

Income Tax Provision (Benefit)	(34,307)	—	—	—

Net Income (Loss)	$(133,013)	$(117,675)	$(77,628)	$(55,564)

Basic Earnings (Loss) per Share:
Weighted average shares	92,766,124	10,000	90,972,405	10,000
Earnings (Loss) per share	$(0.001)	$(11.77)	$(0.001)	$(5.56)

Diluted Earnings (Loss) per Share:
Weighted average shares	93,251,634	10,000	91,457,915	10,000
Earnings (Loss) per share	$(0.001)	$(11.77)	$(0.001)	$(5.56)

Pro-forma data (reflecting change in tax status):

Income (Loss) Before Taxes	$(167,319)	$(117,675)	$(77,628)	$(55,564)

Pro-forma Income Tax Provision (Benefit)	(34,307)	(23,757)	—	—

Pro-forma Net Income (Loss)	$(133,013)	$(93,918)	$(77,628)	$(55,564)

Basic Earnings (Loss) per Share:
Weighted average shares	92,766,124	10,000	90,972,405	10,000
Earnings (Loss) per share	$(0.001)	$(9.39)	$(0.001)	$(5.56)

Diluted Earnings (Loss) per Share:
Weighted average shares	93,251,634	10,000	91,457,915	10,000
Earnings (Loss) per share	$(0.001)	$(9.39)	$(0.001)	$(5.56)

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008

	Preferred Stock		Common Stock		APIC	Stock Subscription	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2007	—	$—	10,000	$10	$566,368	$—	$(5,436)	$560,942

Subscription for common stock	—	—	—	—	—	213,174	—	213,174
Less: Issuance costs	—	—	—	—	—	(63,952)	—	(63,952)

Net loss and comprehensive loss
2008 Net Income (Loss)	—	—	—	—	—	—	(425,257)	(425,257)

December 31, 2008	—	—	10,000	10	566,368	149,222	(430,693)	284,907

Capitalization of undistributed Subchapter S losses	—	—	—	—	(430,693)	—	430,693	—

Stock dividend	—	—	99,990,000	99,990	(99,990)	—	—	—

Share exchange for preferred stock	10,000,000	10,000	(10,000,000)	(10,000)	—	—	—	—

Subscription for common stock	—	—	—	—	—	220,600	—	220,600
Less: Issuance costs	—	—	—	—	—	(66,180)	—	(66,180)

Shares issued to investors	—	—	4,087,548	4,088	1,209,686	(433,774)	—	780,000
Less: Issuance costs	—	—	—	—	(364,132)	130,132	—	(234,000)

Shares issued to adjust PPM investor pricing	—	—	767,548	768	(768)	—	—	—

Shares issued for services	—	—	74,000	74	18,426	—	—	18,500

Shares issued as gifts	—	—	13,000	13	(13)	—	—	—

Net income and comprehensive income
2009 Net Income (Loss)	—	—	—	—	—	—	(77,628)	(77,628)

September 30, 2009 (Unaudited)	10,000,000	$10,000	94,942,096	$94,942	$898,884	$—	$(77,627)	$926,199

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(77,628)	$(55,564)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,580	8,246
Stock/Warrants issued for services	18,500	—
Changes in operating assets and liabilities:
Accounts receivable	(556,142)	(26,646)
Inventory	(333,250)	59,492
Prepaid expenses and other current assets	(15,142)	(25,755)
Accounts payable and accrued expenses	349,478	127,837
Other current liabilities	258,741	50,896
Net cash (used in) provided by operating activities	(342,864)	138,506

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(8,329)	(34,499)
Proceeds from disposal of furniture and equipment	167	—
Recovery (issuance) of advances	29,587	(70,932)
Security deposits	—	(8,000)
Net cash provided by (used in) investing activities	21,425	(113,431)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription	1,000,600	—
Issuance costs	(300,180)	—
Net cash provided by financing activities	700,420	—

Increase (decrease) in cash	378,981	25,074
Cash, Beginning of Period	141,918	116,571

Cash, End of Period	$520,900	$141,646

Supplemental Information:
Cash paid for interest	$42	$—
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Capitalization of undistributed subchapter S losses	$430,693	$—
Stock dividend	$99,990	$—
Share exchange for preferred stock	$10,000	$—
Stock subscriptions converted to common stock	$433,774	$—
Stock issued to reprice PPM	$768	$—
Stock issued as gift	$13	$—

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA

American Institute of Certified Public Accountants

APB

Accounting Principles Board

ARB

Accounting Review Board

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

EITF

Emerging Issues Task Force

FASB

Financial Accounting Standards Board

FSP

FASB Staff Position

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principles as applied in the United States

PPM

Private Placement Memorandum offering 5,000,000 shares

SAB

Staff Accounting Bulletin

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q308

Three months ended September 30, 2008

Q309

Three months ended September 30, 2009

PTD08

Nine Months ended September 30, 2008

PTD09

Nine months ended September 30, 2009

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial -statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Risks and Uncertainties

The Company’s business could be impacted by continuing price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts that are federally insured. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2009 and December 31, 2008, the provision for doubtful accounts was $25,000 and $0, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

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

Furniture and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with ASC Topic 360, formerly SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

The Company’s revenue recognition policies are in compliance with ASC Topic 605, formerly SAB 104, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

Collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, formerly EITF 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company has not established a product return reserve.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, formerly SFAS 2, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations.

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

In accordance with ASC Topic 740, formerly SFAS 109, paragraph 28 and specifically ASC Topic 205, formerly SAB Topic 1.B.2, “when a registrant's historical financial statements are not indicative of the ongoing entity … the registration statement should include pro forma financial information that … reflects the impact of … significant changes.” Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information in Note 9.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, formerly SFAS 128, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

ASC Topic 280, formerly SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

NOTE 3. – RECENT ACCOUNTING UPDATES

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In June 2009, FASB issued its final statement SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING UPDATES (Continued)

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.  The Company is in the process of evaluating the impact of this standard on its consolidated financial position and results of operations. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after September 30, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008
Bulk product and raw materials	$312,834	$10,551
Work in process	36,279	—
Merchandise inventory	184,245	266,637
Inventory in transit	90,849	13,770

	$624,207	$290,958

Bulk product and raw materials – Bulk product consists of completed product formulations that have not yet been packaged in market ready packaging. Raw materials consist of bulk quantities of the various chemical components of product formulations.

Merchandise inventory – Merchandise inventory consists of completed formulations in market ready packaging. Our formulations are batch controlled and subject to various government regulations which, among other things, govern the purity and safety of our product and in some cases limit the concentration of certain ingredients, which would restrict the distribution of these products to medical professionals.

Management evaluated the inventory at September 30, 2009 and December 31, 2008 and determined that no allowance for obsolescence was necessary.

NOTE 5. – OTHER ASSETS

Significant components of other assets at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008
Advances to related parties:
Sigma Development and Holding Co., Inc.	$—	$11,521
Polaris Labs, Inc.	—	18,066
Security deposits	8,000	8,000

	$8,000	$37,587

Advances to related parties – In 2008, the Company advanced funds to related companies to assist in their development of new product lines and distribution channels. In the first quarter of 2009, both related parties became our wholly owned subsidiaries and accordingly all such advances were eliminated in consolidation.  Since the Company effectively recovered the advances through acquisition of the subsidiaries, the effect of that recovery of $29,587 was reported in the Consolidated Statement of Cash Flows, as an investing activity.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. – OTHER ASSETS (Continued)

•

Sigma Development and Holding Co., Inc. was founded in January 2007 as an upscale brand addition to our product portfolio. Sigma operated as a separate entity until January 2009, when the Company acquired 100% ownership of Sigma’s outstanding common stock for negligible amount.

•

Polaris Labs, Inc. was founded in March 2009 as our wholly owned subsidiary, to distribute enhanced versions of our products that, due to government regulations, can only be sold to physicians and to foreign distributors where local regulations permit consumer distribution.

Security deposits – Security deposits represent funds advanced for our office facilities.

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2009 and December 31, 2008 consist primarily of:

	2009	2008
Trade payables	$440,189	$323,126
Credits due to customers	4,354	21,809
Accrued expenses	—	26,234
Accrued warrant expense	116,522	20,891
Accrued supplier claims	413,473	233,000

	$974,538	$625,060

Accrued warrant expense – As discussed more fully in Note 8, the Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The Company has accrued the value of the warrants granted. To date no warrants have been exercised.

Accrued supplier claims – As discussed more fully in Note 7, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During 2009, the Company operated under several material agreements as listed below:

Lease for office facilities –

•

The Company previously leased its corporate headquarters office space located in Miami Beach, Florida on a 5 year lease from a third party. The annualized rental expense was approximately $102,900 for each year through its expiration in December 2011. The lease is guaranteed by our executive officers. In March 2009, the Company relocated its corporate headquarters to new facilities in Bal Harbour, Florida and idled the Miami Beach facilities. In July 2009, the Company amended this lease to reduce the lease expiration from December 2011 to December 2009. The lease payment was also reduced to $6,500 per month or $78,000 on an annual basis. As a result of the amendment, the Company reactivated the Miami Beach facilities, which also resumes service as the corporate headquarters. The Company is currently in negotiation with its current landlord to extend the lease.

•

In March 2009, concurrent with idling the Miami Beach, Florida facilities, the Company relocated its corporate headquarters to new facilities located at 1135 Kane Concourse, 6th Floor Bay Harbor Islands, FL 33154-2025. In July 2009, current with the reactivation of the Miami Beach facilities, the Company entered into a lease termination agreement with the landlord of the Bay Harbor Islands facilities, which resulted in a one-time $16,000 charge to operations.

The Company is committed to lease payments over the next five years (adjusted for lease modification agreements entered into in July 2009, as discussed above) are as follows:

	2009	2010	2011	2012	Beyond	Total
Facility Leases:
Miami Beach (current)	$19,500	$—	$—	$—	$—	$19,500
Bal Harbour (terminated)	—	—	—	—	—	—

	$19,500	$—	$—	$—	$—	$19,500

Pending and threatened litigation –

•

Divine Skin, Inc. has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $529,995 at September 30, 2009.

The Company has been working to resolve these claims and has negotiated settlements with several suppliers resulting in the reduction of the supplier claim recorded and repayment through a structured payout. The Company has recorded settlement gains of approximately $90,000 in the current quarter. As discussed above, accruals have been provided, when the facts of each claim, warrants it.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2009, the offering was retroactively repriced to $0.25 per share and a total of 767,548 additional shares were issued, at no additional cost, to investors that had previously paid $0.50 per share, to achieve that repricing.

The following table summarizes transactions under the private placement offering as follows:

Subscriptions for Common Stock
	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2008	426,348	$0.50	$213,174	$(63,952)	$149,222
Q1 2009	341,200	$0.50	170,600	(51,180)	119,420
Q2 2009	—	$—	—	—	—
Q3 2009	4,087,548	$0.20	830,000	(249,000)	581,000
	4,855,096	$0.25	$1,213,774	$(364,132)	$849,642

To date, the Company received and accepted funded subscriptions to purchase 4,855,096 common shares, under the offering referred to above. The Company received $849,642 in net proceeds after issuance costs of $364,132. The accepted funded subscriptions are recorded as a component of the Company’s equity pending issuance of common shares. Once the common shares have been issued, the amounts previously recorded as funded subscriptions are transferred to common stock par value and additional paid in capital, accordingly.

As of September 30, 2009, share certificates for 4,855,096 subscribed common shares have been issued.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – COMMON STOCK (Continued)

Warrants

The Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s “repriced” sale price of $0.25 per share, the warrants are “in the money” upon issuance. As of September 30, 2009 the Company has accrued $116,522 for the value of warrants and recognized an expense in the nine months ended September 30, 2009 for financial consulting services, based on the value of the warrants. To date, no warrants have been exercised

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he will assist the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. Based on the current offering price of the PPM of $0.25 per share, the current value of the option grant is $480,000. The option expires in five years. The option vests and is exercisable upon the effective date of the Company obtaining OTCBB listing. Due to the uncertainty of ultimate vesting, no value has been recorded for the option.

Common Stock

In addition to the 4,087,548 of common share issued to PPM investors, during the third quarter of 2009, the Company issued 74,000 common shares to consultants and professional advisors for services. The shares were valued at $0.25 per share, consistent with the revised offering price of the PPM. The Company also issued 13,000 shares to certain “friends and family” of the company in acknowledgement of their assistance in starting the Company. These shares were offered at no cost and the Company has not assigned any value to the transactions.

Preferred Stock

Following the stock dividend, the three shareholders of Divine Skin (which at such time constituted all of the shareholders of Divine Skin) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.

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

In accordance with ASC Topic 740, formerly SFAS 109, paragraph 28 and specifically ASC Topic 205, formerly SAB Topic 1.B.2, “when a registrant's historical financial statements are not indicative of the ongoing entity … the registration statement should include pro forma financial information that … reflects the impact of … significant changes.” Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information as if the Company had been subject to US Federal and State of Florida income taxation.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES (Continued)

The provision for income taxes for the nine months ended September 30, 2009 and the pro forma provision for income taxes for the nine months ended September 30, 2008 is summarized as follows:

	Nine Months Ended September 30,
	2009	2008
		(Pro Forma)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(27,170)	(19,447)
State	(2,523)	(1,834)
Increase in valuation allowance	29,693	21,281

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes for the nine months ended September 30, 2009 and the pro forma provision for income taxes for the nine months ended September 30, 2008 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Nine Months Ended September 30,
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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES (Continued)

Pro forma deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The pro forma tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	As of September 30,
	2009	2008
		(Pro Forma)
Deferred tax assets:
Net operating loss carry-forwards	$29,693	$21,253
	—	—
Total deferred tax assets	29,693	21,253
Valuation allowance	(29,693)	(21,253)

Net deferred tax assets	$—	$—

As of September 30, 2009 and 2008 the Company had a pro forma valuation allowance on its deferred tax assets of $29,693 and $21,253, which relates to net operating losses. The pro forma valuation allowance increased $21,253 in the nine months ended September 30, 2008. The increase in 2008 was attributable to accumulated net operating losses being offset by net income reported in nine months ended September 30, 2008.

As of September 30, 2009 and 2008, the Company had pro forma net operating loss carry-forwards of $77,628 and $55,564, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

As of September 30, 2009 and 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

NOTE 10. – 2009 EQUITY INCENTIVE PLAN

Overview – The Company initiated a 2009 Equity Incentive Plan (the "Plan") to:

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

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 5,000,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. – 2009 EQUITY INCENTIVE PLAN (Continued)

Eligibility – Nonstatutory Stock Options, Stock Purchase Rights, Stock Awards, Stock Appreciation Rights and Unrestricted Shares may be granted to all Service Providers. Incentive Stock Options may be granted only to Employees.

Limitations – Each Option shall be designated as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designation, if an Employee becomes eligible in any given year to exercise Incentive Stock Options for Shares having a Fair Market Value in excess of $100,000, those Options representing the excess shall be treated as Nonstatutory Stock Options.

Term – The term of each Option shall be stated in the applicable Option Agreement or, if not stated, ten years from the date of grant. However, in the case of an Incentive Stock Option granted to an Optionee who, at the time the Incentive Stock Option is granted, owns, directly or indirectly, stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company and any Parent or Subsidiary, the term of the Incentive Stock Option shall be five (5) years from the date of grant or such shorter term as may be provided in the applicable Option Agreement.

Exercise and Vesting – Unless otherwise determined by the Administrator and provided for in the Option Agreement, each Option shall vest and become exercisable as to one-sixth (1/6) of the Shares subject to the Option on the date that is nine months after the date of grant, and an additional one-sixth (1/6) of the Shares subject to the Option every nine months thereafter until fully vested and exercisable.

NOTE 11. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from September 30, 2009 through November 20, 2009, the date the financial statements were issued, and determined that there were no reportable subsequent events.

Effective October 1, 2009 the Company issued 3,000,000 shares of common stock to distributor pursuant to the terms of a distribution agreement, as amended. The distribution agreement provides the distributor with exclusive distribution rights throughout Brazil. The shares were issued under the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. Two thousand shares issued to an employee of the Company were subsequently cancelled.

During October 2009, the Company accepted an aggregate of $7,000 from 14 investors to subscribe for 28,000 of our common shares under a Private Placement Memorandum (“PPM”). The Company netted $7,000 in proceeds from the subscription. The shares were issued under the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The investors were accredited and received information concerning the Company prior to making their investment decision. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During October 2009, the officers of the Company returned an aggregate of 7,969,059 shares of common stock to the Company for nominal consideration. Such shares were retired by the Company and returned to treasury.

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

Results of Operations for the Three Months Ended September 30, 2009 (Q309), As Compared To the Three Months Ended September 30, 2008 (Q308)

Revenues - Total revenues increased $285,712 or 42.7%, to $955,505 (Q309) from $669,793 (Q308). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 54.1% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 27.5% of total sales.

Revenues increased as a result of the Company’s timing of product shipments. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 15% and 20% of (Q309) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $1,396 or 0.4%, to $319,086 (Q309) from $320,482 (Q308). During the first quarter of 2009, we (1) set up a laboratory, hired a chemist and began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for outsourced production which also reduced costs. Formulation refers to the process whereby the specific product formula is developed. Production refers to the process of mixing components based on the product formula and packaging the product in its commercial ready form.

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

Selling and Marketing Costs - Selling and marketing costs increased $267,197 or 119.6%, to $490,660 (Q309) from $223,463 (Q308). The increase is primarily due to the following:

–

Increases in:

•

$206,082 for marketing and promotion costs, we increased our advertising in current markets,

•

$27,146 for consulting services and sales commissions resulting from our expanding sales efforts in new markets,

•

$31,531 for warehousing expenses due to a change in outsourced distribution,

•

$25,054 for freight and shipping costs, and

•

$8,324 for product development;

–

that were partially offset by decreases in:

•

$14,368 for postage costs transferred to outsourced distribution,

•

$7,856 for call center operations, and

•

$8,716 for net other selling and marketing costs.

General and Administrative Costs - General and administrative costs increased $180,029 or 74.0%, to $423,451 (Q309) from $243,421 (Q308). The increase is primarily due to the following:

–

Increases in:

•

$157,232 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales, SEC filings and other public company costs,

•

$13,723 for personnel costs due to increased staffing and bonus,

•

$13,839 for rent associated with lease settlements and dual facilities,

•

$9,560 for office supplies due to relocation costs;

•

$4,407 for net other general and administrative expenses, including rent and utilities;

–

and partially offset by a decrease in:

•

$8,217 for bad debts resulting from unrecovered advances to a failed related company

•

$10,515 for credit card fees.

Other Income (Expense) - Other income (expense) decreased $110,472 to $110,372 income (Q309) from $100 expense (Q308). The increase was primarily a result of net settlements of various supplier related claims and litigations for less than the original claim, net of various other nominal expenses which individually are not significant.

Net Income(Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $15,338 or 13% to ($133,013) net loss (Q309) from ($117,675) net loss (Q308).

Results of Operations for the Nine Months Ended September 30, 2009 (PTD09) As Compared To the Nine Months Ended September 30, 2008 (PTD08)

Revenues - Total revenues increased $544,055 or 25.6%, to $2,651,801 (PTD09) from $2,107,746 (PTD08). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 48.5% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 26.0% of total sales.

Revenues have increased as a result of the Company’s efforts to expand its distribution. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 6.5% and 24.8% of (nine months ended September 30, 2009) revenues, respectively.

Cost of Goods Sold - Total cost of goods sold decreased $102,474 or 12.7%, to $703,156 (PTD09) from $805,630 (PTD08). During the nine months ended September 30, 2009, we (1) began to formulate some of our own products in our laboratory facilities rather than outsource formulation and (2) based on sales projections we began to increase our batch size for production which also reduced costs.

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

Selling and Marketing Costs - Selling and marketing costs increased $258,458 or 39.2%, to $917,493 (PTD09) from $659,035 (PTD08). The increase was primarily due to the following:

–

Increases in:

•

$64,256 for consulting and sales commissions resulting from our expanding sales efforts in new markets,

•

$80,864 for freight and shipping costs,

•

$39,611 for warehousing costs due to increased costs of distribution as a result of our expanding sales,

•

$66,554 for marketing and promotion expense,

•

$15,323 for product development,

•

$9,800 for call center operations also resulting from our expanding sales efforts, and

•

$2,857 for net other selling and marketing costs.

–

and partially offset by decreases in:

•

$20,807 for postage.

General and Administrative Costs - General and administrative costs increased $515,915 or 75.4%, to $1,199,953 (PTD09) from $684,038 (PTD08). The increase is primarily due to the following:

–

Increases in:

•

$301,968 for professional fees for attorneys and accountants to draft and review various new business arrangements to promote expanding sales and SEC filings,

•

$127,087 for personnel costs due to increased staffing and bonus as a result of the growth of our business and becoming a public company,

•

$32,877 for bad debts resulting from unrecovered advances to a failed related company,

•

$17,763 for rent,

•

$10,972 for repairs and maintenance,

•

$10,336 for credit card fees, and

•

$14,912 for net other general and administrative costs.

–

and partially offset by a decrease in:

•

decreases of $1,416 included in net other general and administrative costs reported above.

Other Income (Expense) - Other income (expense) increased $105,781 or 724.2% to $91,175 income for the nine months ended September 30, 2009 from ($14,607) expense for the nine months ended September 30, 2008. The increase was primarily a result of net settlements of various supplier related claims and litigations for less than the original claim, net of various other nominal expenses which individually are not significant.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $22,064 or 39.7% to $77,628 net loss (nine months ended September 30, 2009) from $55,564 net loss (nine months ended September 30, 2008).

Liquidity and Capital Resources

We had working capital of $883,752 at September 30, 2009. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Our losses from 2007 and 2008 operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009.

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

During the nine months ended September 30, 2009, the Company accepted an aggregate of $1,000,600 from 5 foreign investors to subscribe for 3,320,000 of our common shares under a Private Placement Memorandum (“PPM”). The PPM provides for issuance costs of 30% which amounted to $300,180 in relation to these transactions. As a result, the Company netted $700,420 in proceeds from the subscription.

Financial Position

Total Assets - Our total assets increased $1,249,511 or 129.1% to $2,217,139 as of September 30, 2009 from $967,628 as of December 31, 2008 primarily as a result of a net increase in current assets of $1,283,516; which was partially offset by a net decrease in furniture and equipment of $4,418; and a net decrease in other assets of $29,587 for reductions in advances to related parties.

Current Assets - The net increase in current assets was associated with a $333,250 increase in inventory levels, a $556,142 increase in accounts receivable, and a $378,982 increase in cash, and a decrease in prepaid expenses of $15,143.

Inventory - Inventory levels increased 114.5%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our own finish product rather than continuing to rely solely on outsourced formulation production.

The increased inventory level on hand at September 30, 2009, represents approximately 66.6% of COGS or an 8 month supply based on the sell through rate achieved for the nine months ended September 30, 2009. Management believes that the sales achieved in the first nine months of 2009 is consistent with its projections and will continue throughout fiscal year 2009. Management also understands that these inventory decisions result in an inventory turnover rate of 1.3 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at September 30, 2009.

Accounts Receivable – The increase represents a 127% increase in the accounts receivable balance at December 31, 2008. The increase is the result of two invoices recorded in late September 2009, totaling approximately $360,000 for design and branding services performed on behalf of two significant customers. The design and branding services have not been fully completed and accordingly a substantial portion of the invoice values were deferred for revenue recognition purposes. Management believes that its current receivables are collectable.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Nine Months September 30, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2009 of $342,864. Net cash used reflects adjusted net loss for the period ended of approximately $46,548, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $296,316 of cash used to support net changes in working capital items, which included:

•

a $556,142 increase in accounts receivable as a result of two invoices, totaling approximately $360,000 for design and branding services on behalf of two significant customers ;

•

a $333,250 increase in inventory costs due to the increase in raw materials and bulk materials for current production;

•

a $349,508 increase in accounts payable as a result of satisfying certain outstanding vendor balances, and

•

a $258,741 increase in other current payables.

Cash Flows used in Investing Activities

Our investing activities provided $21,425 in net cash during the nine months ended September 30, 2009. Net cash provided is composed of a return of $29,587 from previous advances to related parties, along with an $8,329 in purchases of furniture and fixtures.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $700,420 for the nine months ended September 30, 2009. We raised approximately $1,000,600 through subscriptions to purchase our common stock, net of $300,180 in issuance costs.

Recent Accounting Pronouncements

See footnotes to the financial statements provided herein.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Company.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are effective at this reasonable assurance level as of the end of period covered by this report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2009, the Company issued an aggregate of 4,855,096 shares of common stock to five foreign investors in consideration of gross proceeds of $1,213,774 under a Private Placement Memorandum (“Reg S PPM”). The Reg S PPM provided for issuance costs of 30% which amounted to approximately $364,132 in relations to this transaction. As a result, the Company netted $849,642 in proceeds from the subscription. The shares were issued under the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended September 30, 2009 the Company issued an aggregate of 74,000 shares to nine service providers in consideration of accounting, legal and consulting services provided to the Company. The shares were issued under the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The investors were accredited and received information concerning the Company prior to making their investment decision. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

Effective October 1, 2009 the Company issued 3,000,000 shares of common stock to distributor pursuant to the terms of a distribution agreement, as amended. The distribution agreement provides the distributor with exclusive distribution rights throughout Brazil. The shares were issued under the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. Two thousand shares issued to an employee of the Company were subsequently cancelled.

During October 2009, the Company accepted an aggregate of $7,000 from 14 investors to subscribe for 28,000 of our common shares under a Private Placement Memorandum (“PPM”). The Company netted $7,000 in proceeds from the subscription. The shares were issued under the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The investors were accredited and received information concerning the Company prior to making their investment decision. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During October 2009, the officers of the Company returned an aggregate of 7,969,059 shares of common stock to the Company for nominal consideration. Such shares were retired by the Company and returned to treasury.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

Effective September 15, 2009 the Company amended its Series A Preferred Stock Designation to provide for: (1) a mandatory conversion provision whereby each share of Series A Convertible Preferred Stock shall automatically convert into common stock on September 15, 2012; and (2) each share of Series A Preferred Stock shall vote on a two for one basis, together with the Company’s common stock, except as otherwise required by law. The amendment was approved the all of the holders of the outstanding shares of Series A Preferred Stock.

On October 16, 2009, the officers of the Company entered into a lock up agreement whereby the agreed that they shall sell, assign, transfer, pledge, hypothecate, mortgage, encumber or otherwise dispose their shares of common stock in the Company only in compliance with the volume limitations set forth in Rule 144 promulgated under the Securities Act of 1933, as amended. Unless otherwise agreed upon by the officers, the restrictions on transfer shall terminate upon such date as when the officers collectively own and control less than 75% of the Company’s outstanding capital stock.

Subsequent to the period covered by this report the Company discovered a theft of approximately $14,000 by an employee of the Company. The employee was terminated and the Company is attempting to recover the funds.

ITEM 6.

EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 14, 2009	(Provided herewith)
3.3	Bylaws of Divine Skin, Inc. (1)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Kane Concourse Lease Agreement (1)
10.2.1	Kane Concourse Lease Termination Agreement (1)
10.2.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement (1)
10.4	Form of Exclusive Distribution Agreement (1)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	(Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	(Provided herewith)
32.1	Certification Pursuant to Section 1350	(Provided herewith)
32.2	Certification Pursuant to Section 1350	(Provided herewith)
———————
(1) Previously filed on Form 10 Registration Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2009	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer