Form 10-K
period 2009-12-31
Divine Skin Inc.
filed 2010-04-08
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

Divine Skin, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	000-53680	20-8380461
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1680 Meridian Avenue, Suite 301

Ft. Lauderdale, FL 33301

(Address of Principal Executive Office) (Zip Code)

(888) 404-7770

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 31 2010 there were 89,986,001 shares outstanding.

PART I

Item 1.

Business.

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

Our founders also owned DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and was essentially idle through 2007 and 2008. The issued and outstanding shares of DS Laboratories, Inc. (a Florida company) were transferred to the Company for nominal consideration. We operated under the “DS Laboratories” trade name through the informal consent of the shareholders of DS Laboratories, Inc., who are also our shareholders. Because DS Laboratories, Inc. is a legally registered entity, we have not filed a fictitious name notification. DS Laboratories, Inc. (a New York Corporation) was closed in December 2006 and recapitalized as a Florida corporation in January 2007. Divine Skin, Inc. (a Florida corporation) has operated out of South Florida since its inception in 2007.

In January 2009, the Company acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded by our Vice President’s father. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as a wholly owned subsidiary of the Company. We currently distribute hair growth products, facial moisturizers and anti-aging facial cleansers through Sigma. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded for marketing purposes, to distribute Polaris branded versions of the Company’s products to physicians and to foreign distributors. We currently distribute hair care products through Polaris. These products are primarily distributed through physicians.

The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin currently researches and develops (formulates) its own products. We currently offer the following lines of products:

•

skin care

•

personal care

•

hair care

Our current products are discussed in detail below. We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order by order basis.

Our corporate headquarters are located at 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139. Our phone number is (888) 404-7770 and our corporate website can be found at www.divineskin.com.

Strategy

Divine Skin intends to capitalize on several opportunities to increase its market share, revenues, and profitability. The Company currently has a distribution network of retail outlets in the United States as well as internationally.

We intend to increase revenues and profitability by launching more products and to increase marketing activities for these products. However, merely creating products and putting them on retail shelves is generally a recipe for failure unless a number of supporting activities are carried out simultaneously. Each new product launch is broken down into several phases:

1.

Research and Development. We are a performance driven brand and consumers expect a very high level of effectiveness from Divine Skin. In addition, in the retail environment where our products are sold regular shoppers who contribute to the organic growth and proliferation of the brand are turned away if the products do not deliver something truly special. Therefore all new products must be given careful attention, development, and research. The product launch phase is itself broken down into several phases of packaging development, formulation development, research, compatibility and stability testing, and a few other internal protocols.

2.

Awareness. Based on experience, we believe a product cannot achieve its sales potential unless it is launched along with a strong awareness and sampling campaign. An example of this would be to work with our retail partners and mail a newsletter to each customer that they have on their mailing list and include sachet samples of the product.

3.

Support. When products are rolled out onto retail shelves, in-store training and education is of paramount importance. The difference between simply placing products on shelves versus visiting the stores and providing intensive education, training, and incentives can make a material difference in sales volume.

4.

Advertising. We believe the Company can benefit greatly from increased advertising. Our greatest distribution expansion challenge is supporting new accounts rather than opening them. Furthermore, there is a material cost for hiring, training and compensating local representatives. Therefore, we believe the best way to drive strong sales through the majority of our accounts is to increase nationwide advertising which would simultaneously increase brand awareness and educate clients in local markets to successfully drive sales through remaining doors that are not serviced.

Products

Our current product lines include the following:

Skin Care

Trioxil®

Trioxil (bisazulene gel) is an acne cream. It contains Ichthyol Pale among other ingredients, which has been shown to reduce skin blemishes under an independent study conducted on 101 test persons who were treated with a formulation containing 1% of ICHTHYOL® PALE. The study was conducted by ICHTHYOL-Gesellschaft in Germany in 2004.

Hydroviton®

Hydroviton is a skin cleanser, developed for oily and acne prone skin. It contains liposome encapsulated azelaic acid (trade name: Azelosome) which in an independent study conducted by BASF Corporation in 2004 showed a 46% suppression of 5α-reductase, a hormone that causes oily skin.

Keramene®

Keramene is formulated to suppress hair growth and softens remaining hair strands. Keramene combines plant hormones, natural palmatine and nondihydroguaiaretic acid. Keramene performs via two complementary pathways: 1) inducing follicles into the catagen state so they stop growing hairs, and 2) suppressing kerafinocyte proliferation so remaining hairs grow slower. Keramene contains Telocapil, among other ingredients, which has been shown by an independent study performed by Provital Group in 2003 to reduce hair growth.

Viterol.A®

Viterol.A is an anti-aging aid that contains viatrozene, a compound that is formulated to reduce wrinkles and expression lines and improve over-all skin health. One of the active ingredients of Viterol.A is Acetyl Octapeptide-3. In an independent study performed by Lipotec Group in Spain in 2005, skin topography analysis was performed to measure the effectiveness of applying Acetyl Octapeptide-3 twice a day. Silicon imprints were obtained from around the eyes of 17 women volunteers pre-test and after the 28 day treatment. The reduction value of wrinkle depth was 63%.

Oligo®

Oligo.DX is a cream that is designed to improve the appearance of cellulite from women’s thighs, hips and buttocks. We believe Oligo.DX improves the appearance of cellulite. It contains a liposomal complex of caffeine and escin among other ingredients which were tested in a study by an independent group in Spain in 2002. The global action of this complex as an effective anticellulite was evaluated in an in vivo study performed on 20 females with cellulite imperfections, aged between 18 and 70. The product was applied daily for 60 days on specific body areas and the following parameters were identified: 1.) Buttock circumference - 15% of patients showed a decrease of 2.0 to 3.0 cm while 60% showed a decrease of 0.5 to 1.0 cm; 2.) Thigh circumference - 85% of patients presented a decrease of 0.5 to 1.0 cm; 3.) Body fat mass - 50% of patients showed a significant decrease of 0.6 to 1.4 kg.

Hair Care

Spectral.DNC-L®

Indicated for men with advanced androgenic alopecia – male pattern baldness of 4 or greater on the Norwood scale – Spectral.DNC-L is designed to regrow hair via multiple pathways. We believe this formula helps retain and regrow hair. One of the principal active ingredients in Spectral DNC-L is Procyanidin B-2 complex. In an independent study published in the British Journal of Dermatology in 2002, Procyanidin B-2 was shown to shorten the hair resting phase and prolong the hair growth phase, therefore increasing hair growth results.

Spectral.RS®

Spectral.RS works by addressing multiple causes that lead to thinning hair such as perifollicular fibrosis and internal factors such as stress, hormonal disturbances, lack of vitamins and mineral salts, and the use of certain medications. Perifollicular fibrosis is a condition that accompanies all hair loss whereby the collagen around the hair root becomes rigid and tightens, pushing a root to the surface and causing premature hair loss. One of the active ingredients in Spectral.RS is Adenosine. This ingredient was shown to be effective in an independent clinical study conducted by Shiseido Laboratories in 2005 to induce hair growth.

Revita®

Revita is a hair growth shampoo. Revita is a combination of materials specially designed to maintain scalp vitality and act on follicle dysfunctions. This formulation is developed completely without the use of Sodium Lauryl Sulfate and Sodium Laureth Sulfate, commonly used low cost detergents in shampoos and cleansers that are linked to skin irritation, drying, and hair loss due to follicle attack. It contains a high concentration of caffeine, among other ingredients. Under independent studies conducted at the University of Jena in Germany in 2000 using hair samples from the scalps of young men entering into the first stages of hormone-related hair loss, the caffeine treatment increased average hair growth by approximately 46% and the life cycle of the hair was extended by 37%, when compared to the control study.

Nia Hydrating Shampoo

Nia Hydrating Shampoo was developed in response to requests within our distributor network that are seeing strong demand for hydrating shampoos and conditioners.

Nia Conditioner

Nia Conditioner is designed to complement Nia Hydrating Shampoo.

Personal Care

Nirena®

Nirena is an intimate feminine care cleanser developed without cheap detergents, harsh chemicals, and low pH tolerances, which are found in other commercially available products. The principle active ingredient in Nirena is Brazilian Peppertree extract. In clinical studies, extract of the Brazilian Peppertree displays antimicrobial properties. A 1974 independent study used the herb effectively to treat 100 patients with chronic cervicitis and vaginitis. In 1996 a US patent was awarded for a topical bactericidal medicine made from the oil of the Brazilian Peppertree to be used against pseudomonas and staphylococcus on humans and animals. In 1997 another patent was issued for a similar preparation used as an antibacterial wound cleanser.

Future Products

Revita.EPS

Revita.EPS is a product based on advanced bio-peptides that are designed to grow and increase the length and girth of eyelash hair. The bio-peptides include SymPeptide 226EL, which under independent studies conducted by Symrise Corporation in 2007 have shown a 25% increase in eyelash length after 2 weeks of use. Rather than packaging the product in the form of an eye lash curler, Revita.EPS will be packaged in disposable individual use packets that we believe will provide better hygiene and reduce the risk of eye infection. This product is in the final stages of production and the Company anticipates launching this product by June 30, 2010.

Product Studies

The studies referenced above were conducted by independent third parties. Such third parties did not create the products that were subject of the studies. The studies are widely and publicly available, the majority of which can be found on the Internet. As the studies are publicly available, the Company did not obtain the consent of the third parties to reference such third parties in this registration statement.

While the majority of the active ingredients in our current products have undergone independent third party clinical trials, including the studies referenced above, to establish benefit claims and efficacy, certain ingredients contained in our products and our future products may require clinical trials to establish our benefit claims or their safety and efficacy. Such trials can require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of all clinical trials are subject to challenge by scientific bodies. If the findings of clinical trials are challenged or found to be insufficient to support our claims, additional trials may be required, or products may require re-formation, in order for us to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on our product ingredients combined in our product formulations. Accordingly, there can be no assurance that our products even when used as directed will have the effects intended. In the event we are unable to substantiate benefit claims or efficacy, or in the event that historical clinical trials are refuted, market acceptance for our products may decrease or not develop, which would have a detrimental effect on our business.

Marketing and Advertising

We have in-house graphic design and public relations departments to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers.

Manufacturing and Supplies

Historically the Company relies on third party subcontractors and suppliers to provide product raw materials, components and to formulate and package finished good. Third parties also provide order fulfillment, warehousing and distribution services. Commencing in the first quarter of 2009, we made two significant changes to our production methodology. First, we began to formulate (research and develop) certain of our products ourselves in an effort to improve product quality and reduce costs. Second, triggered by our sales projections, we began to purchase product in larger production batches thereby increasing production efficiency for our outsourced suppliers, which reduced our costs. Warehousing and fulfillment activities remain outsourced.

The Company uses contracted third parties to manufacture its products and to provide raw materials. The third party manufactures are responsible for receipt and storage of raw material, production and packaging and labeling finished goods. At present, the Company is dependent upon manufacturers for the production (manufacturing) of all of its products. To the extent the manufacturer should discontinue the relationship with the Company; the Company’s sales could be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

We purchase all of our raw materials from several third party suppliers and manufacturers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers or manufacturers. In the event that a current manufacturer is unable to meet our supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third party suppliers and manufacturers, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

Relationships with Retailers

The Company sells a variety of products that fall into the category of skin care, hair care or personal care. While all of our offerings are health care based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Our products are sold through retail and wholesale groups. The Company has sold its products to approximately 250 retailers and wholesale groups, none of which individually are material to the Company’s business. The Company does not currently sell directly to the end user. The Company has established relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. The Company continues to search for retailers and distributors both nationally and abroad for all of our products. Within the U.S. market, the Company sells its products directly to specialty retailers, spas and salons, including, but not limited to GNC, Vitamin Shoppe, Planet Beauty, Target.com and Drugstore.com.

Distribution Agreements

The Company has entered into several distribution agreements and distribution arrangements outside of the United States. The Company believes that there is a need for such arrangements as identifying partners in overseas markets enables the Company to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.

The Company has entered into an Exclusive Distribution Agreement with Cellway International, Inc. (“Cellway”). Under an agreement dated November 25, 2008, the Company has granted Cellway the exclusive distribution rights for its current products throughout Japan. The term of the agreement is for a period of ten years unless earlier terminated by the Company or Cellway. Cellway may terminate this agreement at any time after December 31, 2009 by providing the Company with not less than 30 days advance written notice. In addition, the Company may terminate the agreement if Cellway fails to comply with minimum sales quotas of 25,000 product units per year. For the year-ended December 31, 2008, revenues from the Company’s relationship with Cellway accounted for 11.3% of the Company’s revenues. In addition, for year ended December 31, 2009, revenues from the Cellway Exclusive Distribution Agreement accounted for 28% of the Company’s total revenues.

The Company has entered into an Exclusive Distribution Agreement with WR Group, Inc. (“WR Group”). Pursuant to the Exclusive Distribution Agreement dated March 1, 2009, the Company has granted WR Group the exclusive rights to distribute its current products within the European Union. The term of the agreement is for a period of ten years unless earlier terminated by WR Group with not less than 30 days written notice to the Company. In addition, the Company may terminate the agreement if WR Group fails to comply with minimum sales quotas of 25,000 product units per year. For the year ended December 31, 2009, revenues from this agreement accounted for approximately 22% of all the Company’s revenues.

The Company has also entered into exclusive distribution agreements in Brazil, Mexico, Russia, Saudi Arabia and Egypt.

The exclusive distribution agreement for Mexico is entered into with MD Laboratories S.A. under a one year agreement dated September 2007. The parties have orally agreed to extend the agreement. MD Laboratories may terminate the agreement for any reason upon thirty day advance written notice.

The exclusive distribution agreement throughout Russia is with OOO Omega, a Russian company, and is effective until October 31, 2012. Under the agreement Omega is required to make certain minimum quarterly purchases. The agreement may be terminated by Omega without cause and by the Company in case of default by Omega for failure to meet minimum purchase requirements.

The exclusive distribution agreements for Saudi Arabia and Egypt are with Top Care Trading Co. and the agreement is effective through March 2013. Top Care Trading is subject to minimum annual purchase requirements. The agreement may be terminated by Top Care upon thirty days advance written notice or by the Company if Top Care fails to meet minimum purchase requirements.

The exclusive distribution agreement for Brazil is entered into with Gamma Investors under a one year agreement dated September 1, 2009, as amended. Gamma Investors may terminate the agreement with 30 days notice. The agreement is also subject to minimum purchase requirements. As additional compensation for marketing and consulting services provided under the agreement by Gamma Investors, the Company issued Gamma Investors 3,000,000 shares of restricted common stock.

The Company has also entered into non-exclusive distribution arrangements in Turkey, Canada, Lebanon, Hong Kong and Bangladesh.

Research and Development

We perform our research and development (formulation) at our executive offices, primarily through the services of our chief executive officer and a chemist. During 2009 and 2008 the Company expensed approximately $31,400 and $18,048, respectively, to research and development. None of these costs were borne directly by our customers.

Proprietary Rights

The Company’s products are created in-house. The Company does not license any products from third parties. The Company regards the protection of trademarks and other proprietary rights that it may own material to its future success and competitive position. The Company relies upon the combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or to deter others from independently formulating products that are substantially equivalent or superior to the Company’s products. The Company has no patent protection on any of its products.

The Company has obtained the following U.S. trademarks: DS Laboratories, Aminexil, Revita, Spectral.DNC and Oligo.DX.

The Company currently has no license agreements, franchises, concessions, royalty agreements or other intellectual property.

Regulation

The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aid products and fragrances in cosmetic products. Similar statutes are in effect in various states and foreign jurisdictions. Health and beauty aids are also subject to the jurisdiction of the Federal Trade Commission (FTC) with respect to matters such as advertising content and other trade practices. We believe our products are defined as cosmeceuticals. Within the skin care industry, cosmeceuticals are not clearly regulated. In general products within this category walk a gray line between cosmetics and OTC drugs, often making drug-like claims. It is possible that an agency like the FDA may request that we make certain changes to our label claims and/or remove certain ingredients from our products. We have contracted a law firm that specializes in dealing with these regulatory matters and they have advised us that our regulatory risk is low at this time. However, it should be noted that any very drastic change to our label claims could adversely affect our business. For instance, if we were forced to change “Revita Hair Growth Stimulating Shampoo” to “Revita Shampoo” it could have a negative effect on our marketing of the product, causing a significant drop in sales volume for this product. The failure of our Company or our manufacturers to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers.

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) which could result in the removal of those products from the market and delay the sale of these products. We currently believe that our products are not subject to any specific material regulations. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. The extent that potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

Competition

The skin care and personal care industries are highly competitive. Many of the Company’s competitors are large, well known companies that have considerably greater financial, sales, marketing, research and development and technical resources in the company. Additionally, these competitors have formulary capabilities that may allow them to formulate new and improved products that may compete with product lines that the Company develops and markets. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop advertising, educational and information programs like this formulated by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Our products, in general, compete against similar products distributed by national skin care and personal care companies, including, but not limited to, Cooper Peptide, Syk Haircare and Asian Skincare Ideas. The Company’s competitive position is based on the foundation of developing niche products with active ingredients that may not be found in generic products. The Company’s competitive strategy is based on management’s attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

Employees

December 31, 2009, we had 15 fulltime employees, including two in product research and development, 12 in operations and customer services, and one in administrative and finance positions. In addition, we have one part-time employee. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The Company leases its current executive offices and research laboratory in Miami Beach, Florida under a lease agreement dated December 14, 2007 and amended in July 2009. Under the lease agreement as amended, the lease term is through December 31, 2009 and the monthly cost for this space is approximately $6,500. The lease agreement was originally for a term of five years. Pursuant to the amendment, the landlord agreed to terminate the lease on December 31, 2009 in consideration for a payment of approximately $39,000. The lease, as amended, is guaranteed by our executive officers. We currently occupy this space on a month-to-month basis. We believe this space is adequate to maintain our current business operations. We intend to negotiate a new lease for our current offices or seek alternative space in Miami.

We leased executive office and research laboratory space located at 1135 Kane Concourse, 6th Floor, Bay Harbor, Florida 33154 under an agreement dated March 2009. We leased this space for $7,250 per month. The lease term was for a period of 36 months through January 2012. However, on July 1, 2009, we entered into a lease termination agreement with the landlord of the property.

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida to assemble small production runs of its products. The lease provides for monthly rent of $2,600 and terminate in March 2011.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. None of these facilities are critical to our operations because suitable alternatives are available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3.

Legal Proceedings.

The Company is the defendant in a claim filed by Rodale, Inc. in the Eleventh District Court in and for Miami-Dade County, Florida under which Rodale has made a claim against the Company for outstanding fees due for advertising services provided by Rodale in the amount of $168,264. The Company has accrued for this claim in full (see Note 7 to the Company’s unaudited Financial Statements) even though the Company and Rodale are attempting to negotiate a settlement on the total fees owed and the Company is currently making monthly payments against the outstanding fees. The Company owes $149,514 to Rodale at December 31, 2009 after payments are applied. The Company cannot predict at this time as to the final amount of the liability arising from this claim. In addition, we are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business.

The Company has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $40,059 at December 31, 2009.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Item 4.

[Removed and Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board (the “Bulletin Board”) under the symbol “DSKX”. Quotation commenced during first quarter 2010. Since the commencement of quotation there have been no sales.  As of March 31, 2010, there were approximately 57 shareholders of record.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

Upon the Company’s inception, the Company issued an aggregate of 10,000 shares of its common stock to three officers and directors of the Company as founders of the Company. The shares were issued at $0.001 per share. The shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Securities Act. The shares contain a legend restricting their transferability absent registration or applicable exemption. Effective January 2009, the Company declared a stock dividend of 10,000 shares of common stock for one share of common stock.

On January 14, 2009, the Company issued 10,000,000 shares of Series A Preferred Stock which shares were issued to the officers and directors of the Company in exchange of 10,000,000 shares of common stock of the Company held by such individuals. The Series A Preferred Stock was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The shares of Series A Preferred Stock may not be transferred absent registration or applicable exemption.

In January 2009, the Company entered into a consulting agreement with a third party consultant. Under the agreement, the consultant provides advisory services to the Company, including but not limited to investor relations and general business matters. The agreement is for a term of 12 months. In consideration for the services provided by the consultant, the Company issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock, exercisable at $0.01 per share for a period of five years from the date of issuance. The consultant received information concerning the Company and had the opportunity to ask questions about the Company. The warrant was issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act. The warrant contains a legend restricting its transferability absent registration or applicable exemption.

During the nine months ended September 30, 2009, the Company issued an aggregate of 4,855,096 shares of common stock to nine foreign investors in consideration of gross proceeds of $1,213,774 under a Private Placement Memorandum (“Reg S PPM”). The Reg S PPM provided for issuance costs of 30% which amounted to approximately $364,132 in relations to this transaction. As a result, the Company netted $849,642 in proceeds from the subscription. The Company issued a common stock purchase warrant to a selling agent to purchase up to 485,510 shares of the Company’s common stock exercisable at $0.01 per share for a period of five years from the date of issuance. The shares were issued under the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended September 30, 2009 the Company issued an aggregate of 74,000 shares to eight service providers in consideration of accounting, legal and consulting services provided to the Company. The shares were issued under the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The investors were accredited and received information concerning the Company prior to making their investment decision. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. Two thousand shares issued to an employee of the Company were subsequently cancelled.

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

During October 2009, the Company accepted an aggregate of $7,000 from 14 investors to subscribe for 28,000 of our common shares under a private placement memorandum. The Company netted $7,000 in proceeds from the subscription. The shares were issued under the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended. The investors were accredited and received information concerning the Company prior to making their investment decision. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During October 2009, the officers of the Company returned an aggregate of 7,969,059 shares of common stock to the Company for nominal consideration. Such shares were retired by the Company and returned to treasury.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in this registration statement for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected shelf life of our inventory, the future economic benefit of prepaid slotting allowances and trade credits, our marketing initiatives ability to generate sufficient business to support expand production capacity, potential inventory and distribution requirements as well as obsolescence and our net operating loss for tax purposes. Actual results could differ from those estimates.

Risks and Uncertainties – The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash and Equivalents – We maintain our cash in bank deposit accounts that are federally insured. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivables – Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. In estimating credit risk, management considers the customer’s specific performance history with other vendors, credit bureau reports and industry reputation. During the year ended December 31, 2009, $15,510 has been charged to the allowance for uncollectible accounts.

Inventory – Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. Our inventory is stored in third party fulfillment facilities that also perform shipping functions.

Revenue Recognition – Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

The Company’s revenue recognition policies are in compliance with ASC Topic 605, Revenue Recognition, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company has not established a product return reserve. The Company estimates that future returns of current product sales will also be immaterial.

Research and Development – The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2009 and December 31, 2008. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this prospectus.

Year Ended December 31, 2009 (“YTD-2009”) to the Year Ended December 31, 2008 (“YTD-2008”)

Revenues – Total revenues increased $753,329 or 27.2%, to $3,519,804 (YTD-2009) from $2,766,475 (YTD-2008). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 43% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for approximately 20% of total sales.

Revenues have increased as a result of the Company’s efforts to establish distribution agreements with distributors in several global target markets. The Company conducts a significant portion of business with Cellway International, Inc. and WR Group under exclusive distribution agreements. Revenues from the Cellway International, Inc. agreement and WR Group agreement accounted for approximately 19% and 23%, respectively, of the Company’s total revenues during 2009.

Cost of Goods Sold – Total cost of goods sold increased $34,888 or 3.3%, to $1,103,443 (YTD-2009) from $1,068,555 (YTD-2008). Had our sales mix and production cost structure remained consistent with 2008’s structure we would have expected a $204,906 increase related to our 27.2% increase in sales. However, during 2009, we were able to offset that potential increase by $170,018 as a result of transferring a portion of our production activities from outsourcing to “in-house” production and by negotiating better pricing for materials from our suppliers.

Selling and Marketing Costs – Selling and marketing costs increased $374,598 or 45.3%, to $1,201,874 (YTD-2009) from $827,276 (YTD-2008). The increase is primarily due to the following:

–

Increases in:

•

$83,032 for consulting and commission costs due to increased costs of expanding our customer base, distribution representatives and growing our sales,

•

$192,724 for freight and shipping costs also resulting from our expanding sales and changes in shipping methods,

•

$180,046 for marketing and promotion costs incurred to broaden our product offering and promote additional sales,

•

$10,066 for product development costs resulting from expanding our product offering,

–

Decreases in:

•

$54,699 for warehousing costs as a result of transferring a portion of our outsourced warehousing activities to “in house” facilities

•

$28,922 for postage costs as a result of transferring a portion of our shipping activities to larger and faster parcel service,

•

$7,649 net, for other selling and marketing costs,

General and Administrative Costs – General and administrative costs increased $367,917 or 28.7%, to $1,649,808 (YTD-2009) from $1,281,892 (YTD-2008). The increase is due to the following:

–

Increases in:

•

$225,010 for personnel costs due to increased staffing as a result of our expanding operations,

•

$299,848 for professional fees for attorneys and accountants related to costs of going public and SEC reporting and to draft and review various new business arrangements to promote expanding sales,

•

$38,442 for rent expense associated with additional facilities,

–

Decreases in:

•

$195,383 net, for various other general and administrative costs, primarily as a result of general costs in 2008 which did not repeat in 2009.

During the fourth quarter 2009 we discovered a theft of approximately $25,000 by an employee of the Company. The employee has been terminated and the Company is attempting to recover the funds.

Other Income (Expense) – Other income (expenses) increased $133,111 to $119,102 income (YTD-2009) from $14,009 expense (YTD-2008). The increase was primarily a result of gains realized from favorably settling certain claims made by prior vendors.

Net Loss – As a result of the various fluctuations discussed above, Net Loss decreased $109,037 or 24% to a $316,220 Net Loss (YTD-2009) from $425,257 Net Loss (YTD-2008).

Liquidity and Capital Resources

We had working capital of $600,278 at December 31, 2009. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2010. To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, and the private placement of securities.

During the year ended December 31, 2009, the Company accepted an aggregate of $1,000,600 from 23 investors to subscribe for 4,883,096 of our common shares under a Private Placement Memorandum (“PPM”). The PPM provides for issuance costs of 30% which amounted to $364,132 in relation to these transactions. As a result, the Company netted $856,642 in proceeds from the subscription.

Cash Flows for the Year Ended December 31, 2009

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2009 of $510,525. Net cash used reflects an adjusted net loss for the year ended of approximately $250,231, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $243,294 of cash used for net changes in working capital items, primarily from financing provided by vendors, which included:

•

$247,905 used by an increase in accounts receivable as a result of increased sales,

•

$427,150 used by an increase in inventory to support increased sales,

•

$15,667 provided by a decrease in prepaid expenses and other current assets as a result of decreased prepaid issuance costs in 2008 and did not repeat in 2009,

•

$436,360 provided by an increase in accounts payable and accrued expenses as a result of additional purchases from vendors to support expanded sales, and accrued warrant expense and supplier claims, and

•

$44,267 used by an decrease in other current liabilities primarily as a result of customer deposits received in 2008 and used in 2009 for orders.

Cash Flows used in Investing Activities

Our investing activities provided $2,635 in net cash during the year ended December 31, 2009. Net cash provided is primarily composed of capital expenditures for furniture and equipment which was offset by recovery of prior advances of $29,587to related parties to develop additional brands and distribution channels.

Cash Flows from Financing Activities

Our financing activities provided net cash of $625,420 for the year ended December 31, 2009. We raised approximately $1,000,600 through subscriptions for the sale of our common stock, before $300,180 in issuance costs, which was partially offset by $75,000 for the repurchase of our stock.

Financial Position

Total Assets – Our total assets increased $1,476,795 or 151.9% to $2,444,423 as of December 31, 2009 from $967,628 as of December 31, 2008 primarily as a result of a net increase in current assets of $783,919and an increase in other assets as a result of prepaying an exclusive distribution agreement in Brazil; which was partially offset by a net decrease in furniture and equipment of $8,827; and a net decrease in advances of $29,587 for reductions in advances to related parties.

Current Assets – The net increase in current assets was associated with a $427,150 increase in inventory levels, a $247,905 increase in accounts receivable, and a $117,531 increase in cash, and a decrease in prepaid expenses of $8,667.

Inventory – Inventory levels increased 146.8%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our own finish product rather than continuing to rely solely on outsourced formulation production.

The increased inventory level on hand at December 31, 2009, represents approximately 65.1% of COGS or an 7.8 month supply based on the sell through rate achieved for the year ended December 31, 2009. Management believes that the sales achieved in 2009 will continue throughout fiscal year 2010. Management also understands that these inventory decisions result in an inventory turnover rate of 1.5 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at December 31, 2009.

Accounts Receivable – Accounts receivable increased $247,905. The increase represents a 56.1% increase in the accounts receivable balance at December 31, 2009. The increase is the result of the addition of new distributors. Management believes that its current receivables are collectable.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Sales of Equity Securities

In 2009, we began accepting subscriptions from the sale of shares of our common stock to non-US resident investors. The placement of common stock is currently open and is intended to meet the exemptions of Regulation S of the Securities Act. The funds received from the sale of our common stock have been used for operational purposes. We have received funded subscriptions, less selling expenses and finder’s fees, as follows:

Table of funded subscriptions, less selling expenses

	Common Stock Proceeds	Selling Expenses	Net Proceeds

2008	$213,174	$63,952	$149,222
2009	$1,007,600	$260,180	$707,420
TOTAL	$1,220,774	$364,132	$856,642

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

None.

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

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Industry

We have incurred recent losses and may incur losses in the future that may adversely affect our financial condition

We have incurred net losses of $323,220 for the year ended December 31, 2009 and we have incurred net losses for the years ended December 31, 2008 and December 31, 2007 in the amounts of $425,257 and $5,436, respectively. In the event we are unable to sustain increased gross margins, reduced costs and/or continue to generate sufficient additional revenues to offset our costs at levels achieved in the year ended December 31, 2009 or better, we may continue to sustain losses and our business plan and financial condition will be materially and adversely affected.

Our ability to succeed depends on our ability to grow our business and achieve profitability.

The introduction of new products and services and expansion of our distribution channels have contributed significantly to our recent results, but we must continue to develop new and innovative ways to manufacture our products and expand our distribution in order to maintain our growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

•

Or ability to manage costs;

•

The increasing level of competition in the skin care and personal care industry;

•

Our ability to continuously offer new or improved products;

•

Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•

Our ability to maintain sufficient production capacity for our products;

•

The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•

Our ability to identify and respond successfully to emerging trends in the skin care, hair care and personal care industry;

•

The level of consumer acceptance of our products;

•

Regulatory compliance costs; and

•

General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

The majority of our revenue is generated on the basis of purchase orders, rather than long term purchase commitments that may adversely affect our margins if we lose one or more of these customers.

We sell our products through over 20 distributors and directly to over 1,000 customers. While we have long-term agreements with several distributors, the majority of our customers may cancel a purchase order or defer shipments of our products at any time. While we have maintained long-term relationships with many of our distributors and have not experienced significant cancellation or deferment of customer orders, the lack of long-term purchase commitments creates a risk that product demand may be reduced if orders are canceled or deferred. Furthermore, because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability

If we fail to promote and maintain our brand in the market, our businesses, operating results, financial condition, and our ability to attract customers will be materially adversely affected.

Our success depends on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors in this market are larger than us and have substantially greater financial resources. Additionally, many of the companies offering similar products have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

Our products may require clinical trials to establish benefit claims and their efficacy.

While the majority of the active ingredients in our current products have undergone independent third party clinical trials to establish benefit claims and efficacy, certain ingredients contained in our products and our future products may require clinical trials to establish our benefit claims or their safety and efficacy. Such trials can require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of all clinical trials are subject to challenge by scientific bodies. If the findings of clinical trials are challenged or found to be insufficient to support our claims, additional trials may be required, or products may require re-formation, in order for us to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on our product ingredients combined in our product formulations. Accordingly, there can be no assurance that our products even when used as directed will have the effects intended. In the event we are unable to substantiate benefit claims or efficacy, or in the event that historical clinical trials are refuted, market acceptance for our products may decrease or not develop, which would have a detrimental effect on our business.

We may be unable to protect our intellectual property rights and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our proprietary know-how to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others, we may be required to:

•

Defend against infringement claims which are expensive and time consuming;

•

Cease making, licensing or using products that incorporate the challenged intellectual property;

•

Re-design, re-engineer or re-brand our products or packaging; or

•

Enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

We are dependent upon a few suppliers for a significant portion of our raw materials and our suppliers are dependent on the continued availability and pricing of raw materials, either of which could negatively affect our ability to manage costs and maintain profitable operating margins.

We currently purchase a majority of our raw material from approximately eight different suppliers with whom we have no written purchase contracts. Any supplier and any order may be terminated or rejected by any supplier at any time. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on three primary suppliers, creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in further delays. We have tried to minimize these risks by maintaining inventories consistent with projected needs but can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at costs that can be passed on to customers. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders that could result in lost orders and revenue.

We rely on third-party suppliers and manufacturers to provide raw materials for our products and to produce our products, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be manufactured by unaffiliated manufacturers. We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for raw materials, production and import capacity.

There can be no assurance that there will not be a significant disruption in the supply of raw materials from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner.

If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and to manufacture products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our manufacturers, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

We rely on limited intellectual property protection as an important element of competition.

We currently have trademark registration for most of our products. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain jurisdictions where our products are sold.

Currently, we have no patents on our products. We will continue to use the current business strategy of adding proprietary blends to each product formula. More than the name trademark, the proprietary blend formula makes formula replication challenging for any possible competitor. We believe adding proprietary blends make replication quite difficult and expensive. However, to the extent we do not have patents on our products; another company may replicate one or more of our products. Although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

Like other retailers, distributors and manufacturers of skin care and personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

While management believes we are currently materially compliant with regulations covering our products, we may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. While to date we have never been subject to any product liability claim, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages. In addition, interactions of our products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results, unique to skin care and personal care products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution.

Our business may be adversely affected by unfavorable publicity within the skin care or personal care market.

We believe that the skin care and personal care markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that skin care or personal care products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Our success is dependent upon the successful introduction of our new products and success in expanding the demand for existing brands.

We believe the growth of our net sales is substantially dependent upon our ability to introduce our products to the public. At present, we have limited resources to spend on advertising and marketing therefore we will rely, to a large extent, on relationship with strategic partners to assist in our development of distribution channels. Our ability to meet future obligations is dependent in large measure on the success of our product sales. We expect to introduce additional products. The success of new products is dependent upon a number of factors, including our ability to formulate products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to formulate new products will be successful or that consumers will accept our new products. In addition, products experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

We do not have long-term contracts with suppliers and manufacturers and we are dependent on the services of these third parties.

We purchase all of our products from third-party suppliers and manufacturers pursuant to purchase orders, but without any long-term agreements. In the event that a current supplier or manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.

The skin care, hair care and personal care product markets are intensely competitive and the strengthening of any of our competitors could harm our business.

The skin care, hair care and personal care products industry is intensely competitive. Many competitors have greater name recognition and financial resources, which may give them a competitive advantage. Our competitors may also be able to devote greater resources to marketing, promotional, and pricing campaigns that may influence our continuing and potential independent associates and members to buy products from competitors rather than from us. Such competition could adversely affect our business and current market share.

Many of our competitors have substantially greater financial, technical and human resources than we do.

Our competitors may succeed in formulating products that are more effective than those currently developed by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

In addition, large pharmaceutical companies compete with others and with us in the skin care and personal care product industry. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than ours.

We also face competition in both the health food store and mass market distribution channels from private label products offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid for them.

Our common stock trades on the Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to increase revenue in each succeeding quarter;

•

Our failure to achieve and maintain profitability;

•

Our failure to meet our revenue and earnings guidance;

•

The loss of distribution relationships

•

The sale of a large amount of common stock by our shareholders;

•

Our announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•

Adverse court ruling or regulatory action;

•

Our failure to meet financial analysts’ performance expectations;

•

Changes in earnings estimates and recommendations by financial analysts;

•

Changes in market valuations of similar companies;

•

Short selling activities;

•

Our announcement of a change in the direction of our business;

•

Our inability to manage our international operations;

•

Actual or anticipated variations in our quarterly or in our forecasted results of operations; or

•

Announcements by us, or our competitors, of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Shares eligible for sale or convertible into shares in the future could negatively affect our stock price and dilute shareholders

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2009, we had 89,986,001 issued and outstanding shares of common stock of which our officers and directors hold or control 82,017,905 shares of common stock (excluding outstanding preferred shares).

As of the date of this registration statement, there are 10,000,000 shares of Series A preferred stock that is convertible into shares of common stock on a one to one basis. These preferred shares are held by our officers and directors. Such shares vote on a 1 to 2 basis and vote with the common stock, except as otherwise required under Florida law. We have not issued options or other securities under our equity incentive plan; however, we may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9A(T).

Controls and Procedures

Disclosure Controls

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file and submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the SEC. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls include components of internal control over financial reporting, which consist of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 31, 2009, the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers, key employees and directors as of the date of this report. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Daniel Khesin	29	President, Chief Executive Officer, Principal Accounting Officer and Chairman
Leonid Smirnov	29	Vice President
Michael Paul Strong	29	Vice President of Sales

Daniel Khesin has served as President and CEO of the Company since its inception. Prior to that time, Mr. Khesin was CEO of DK Design Group, Inc., a professional audio company, where he managed investments, engaged in the incubation of new technology and developed a distribution network from January 2004 to 2005. Mr. Khesin was Vice President of Operations of Free Razor, LLC, a continuity program for personal care products from 2003 to 2004. Mr. Khesin attended Hunter College. Mr. Khesin was chosen as a director for his experience within the personal care industry.

Leonid Smirnov has served as Vice President of the Company since its inception. From February 2004 to October 2005 Mr. Smirnov served as Vice President with DK Design Group, Inc., where he was responsible for product development, design and marketing. Mr. Smirnov has an arts degree from Queens College.

Michael Paul Strong has served as Vice President of Sales of the Company since its inception. Prior to 2005, Mr. Strong was a language instructor in Rio de Janeiro, Brazil.

Employment Agreements

We have not entered into employment agreements with any of our officers. Salaries payable to our officers are subject to adjustment and deferral based on operations and cash flow of the Company. Each of our officers are eligible to receive and participate in all benefit, bonus, retirement, health, insurance and incentive programs provided by the Company for its employees.

Consulting Agreement

In January 2009, the Company entered into a consulting agreement with Abner Silva, a third party consultant. Under the agreement, Mr. Silva provides advisory services to the Company, including but not limited to investor relations and general business matters. The agreement was for an initial term of 12 months. In consideration for the services provided by the consultant, the Company initially issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock, exercisable at $0.01 per share for a period of five years from the date of issuance, exercisable in the event that the Company is approved for quotation on the OTC Bulletin Board. The agreement has been extended on a month to month basis and the Company may provide Mr. Silva with additional compensation at the discretion of the board of directors. Mr. Silva also assisted the Company in its private placement under Regulation S and received certain fees and reimbursement of expenses in connection with the private placement.

Board of Directors

Our Board of Directors currently consists of one director. Our Bylaws provide that our board shall consist of not less than one or more than ten individuals. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Director Compensation

Currently, we do not pay our directors any cash or other compensation for their services as director. In the future, we may consider appropriate forms of compensation.

Committees

To date, we have not established a compensation committee, nominating committee or an audit committee. Our board of directors review the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. None of the members of our board of directors are considered financial experts as defined under Regulation S-K.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of the Code of Ethics is posted on our website (www.divineskin.com). A request for a copy can be made in writing to Divine Skin, Inc., 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139, Attention: Mr. Daniel Khesin.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Divine Skin, Inc., 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139, Attention: Mr. Daniel Khesin., or by facsimile (888) 404-7770. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2009 except that each officer filed a Form 4 after the date it was due. The Form 4 for Mr. Khesin and Mr. Strong each contained two transactions. The Form 4 for Mr. Smirnov contained three transactions.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2009 or 2008. We refer to these persons as the Named Executive Officers.

2009 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin	2009	$150,031	—	—	—	—	—	—	$150,031
	2008	$195,899	—	—	—	—	—	—	$195,899
	2007	$114,746	—	—	—	—	—	—	$114,746
Leonid Smirnov	2009	$65,824	—	—	—	—	—	—	$65,824
	2008	$106,812	—	—	—	—	—	—	$106,812
	2007	$56,138	—	—	—	—	—	—	$56,138

Employment Agreements

We have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

2009 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2008 or 2009.

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2009.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	5,000,000

Equity compensation plans not approved by security holders	—	—	—
Total			5,000,000

In January 2009, the directors and a majority of our shareholders adopted our 2009 Equity Incentive Plan (the “Plan”). We have reserved an aggregate of 5,000,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this Registration Statement, we have issued no options or restricted stock under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (the “Administrator”). Options granted under the Plan may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).

The price per share issuable upon exercise of an option shall be determined by the Administrator at the time of the grant and shall (i) in the case of an ISO, not be less than the fair market value of the shares on the date of grant; (ii) in the case of an ISO granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or (iii) in the case of an NQSO, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant. For the purposes of the Plan, the “fair market value” of the shares shall mean (i) if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or (ii) if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Administrator, in its sole discretion.

The per share purchase price of shares subject to options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of options granted under the Plan. Officers, directors and key employees of and consultants to us and our subsidiaries will be eligible to receive Non-Qualified Options under the Plan. Only our officers, directors and employees who are employed by us or by any of our subsidiaries thereof are eligible to receive Incentive Options.

The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

We have not issued any options, warrants or other equity or non-equity based incentives nor has any equity award/compensation has been awarded to, earned by, or paid to any of our executive officers, directors or key employees; therefore, we have omitted an Outstanding Equity Awards at Fiscal Year End Table as permitted under Regulation S-K. Further, as a “smaller reporting company” we are providing the scaled disclosures as permitted by Regulation S-K and therefore, have omitted a Grants of Plan Based Award Table, Options Exercised and Stock Vested Table, Pension Benefits Table and Nonqualified Deferred Compensation Table.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of January 31, 2010, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1680 Meridian Avenue, Suite 301, Miami, Florida 33139.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Daniel Khesin	53,360,998(1)	53.4%
Michael Paul Strong	24,253,726(2)	24.3%
Leonid Smirnov	14,403,181(3)	14.4%
Gamma Investors(4)	5,000,000(4)	5.5%
All current officers and directors as a group (3 persons)	92,017,905	92.0%

———————

(1)

Includes 5,500,000 shares of Series A Preferred Stock. Holders of the preferred stock shall be entitled to two votes for each share of preferred stock held and vote together with holders of common stock, except as otherwise required under Florida law. The preferred shares are convertible into shares of common stock on a one-to-one basis at the discretion of the holder of the preferred stock.

(2)

Includes 2,500,000 shares of Series A Preferred Stock. Holders of the preferred stock shall be entitled to two votes for each share of preferred stock held and vote together with holders of common stock, except as otherwise required under Florida law. The preferred shares are convertible into shares of common stock on a one-to-one basis at the discretion of the holder of the preferred stock.

(3)

Includes 2,000,000 shares of Series A Preferred Stock. Holders of the preferred stock shall be entitled to two votes for each share of preferred stock held and vote together with holders of common stock, except as otherwise required under Florida law. The preferred shares are convertible into shares of common stock on a one-to-one basis at the discretion of the holder of the preferred stock.

(4)

Investment and voting control held by Ezio da Fonseca. Includes 1,000,000 shares held individually by Ezio da Fonseca. Address is Estrada das Canoas 320, Sao Conrado, Rio de Janeiro, Brasil.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The Company currently has no independent directors.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSW”) as well as the fees charged for such services. In its review of non-audit service and its appointment of JSW the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by JSW were approved by the Board, acting as our Audit Committee. The following table shows the fees for the year ended December 31, 2009 and 2008.

	JSW	JSW
	2009	2008
Audit Fees (1)	$35,000	$17,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees(2)	$10,000	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

All other fees – these fees relate to the review of our Registration Statement on Form 10, as amended and Registration Statement on Form S-1, as amended.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)

3.3	Bylaws of Divine Skin, Inc. (1)

10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)

10.2	Kane Concourse Lease Agreement (1)

10.2.1	Kane Concourse Lease Termination Agreement (1)

10.2.2	Meridian Center Lease Agreement, as amended (1)

10.3	Consulting Agreement dated January 2009 (1)

10.4	Form of Exclusive Distribution Agreement (1)

10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)

10.6	Form of Regulation S Subscription Agreement (3)

10.7	Form of Section 4(2) Subscription Agreement (3)

10.8	Form of Services Agreement (3)

21.1	List of subsidiaries of the Company (1)

23.1	Consent of Jewett, Schwartz, Wolfe & Associates

31.1	Certification

31.2	Certification

32.1	Certification

32.2	Certification

99.1	Code of Ethics

———————

(1)

Incorporated by reference to the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission filed May 22, 2009.

(2)

Incorporated by reference to the Company’s Form 10Q for the period ended September 30, 2009.

(3)

Incorporated by reference to the Company’s registration statement on Form S-1 with the Securities and Exchange Commission, as amended, filed December 12, 2009 (file number 333-163449).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

Divine Skin, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Khesin	Chief Financial Officer and Director	March 31, 2010
Daniel Khesin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Divine Skin, Inc. (d/b/a DS Laboratories)

We have audited the accompanying consolidated balance sheets of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida March 31, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current Assets
Cash	$259,449	$141,918
Accounts receivable	689,484	441,579
Inventory	718,108	290,958
Prepaid expenses and other current assets	8,054	16,721

Total Current Assets	1,675,095	891,176

Furniture and Equipment, net	30,038	38,865
Other Assets	739,290	37,587

TOTAL ASSETS	$2,444,423	$967,628

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,061,422	$625,060
Other current liabilities	13,394	57,661

TOTAL LIABILITIES	1,074,816	682,721

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at December 31, 2009 and zero share issued and outstanding at December 31, 2008, respectively	10,000	—
Common stock, $0.001 par value, 300 million shares authorized: 89,986,001 and 10,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	89,986	10
Additional paid-in-capital	1,660,841	566,368
Stock subscription	—	149,222
Accumulated (deficit)	(391,220)	(430,693)

Total Shareholders' Equity	1,369,607	284,907

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,444,423	$967,628

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenue:
Product sales	$3,471,994	$2,799,929
Service revenue	128,242	—
Less returns and allowances	(80,432)	(33,454)

Net revenue	3,519,804	2,766,475

Cost of Goods Sold	1,103,443	1,068,555

Gross Profit	2,416,361	1,697,920

Operating Costs and Expenses:
Selling and marketing	1,201,874	827,276
General and administrative	1,649,808	1,281,892

Total operating costs and expenses	2,851,682	2,109,168

Other Income (Expense)
Interest income	72	1,166
Interest expense	(2,048)	—
Other income (expenses)	121,077	(15,175)

Total other income (expense)	119,101	(14,009)

Income (Loss) Before Taxes	(316,220)	(425,257)

Income Tax Provision (Benefit)	—	—

Net Income (Loss)	$(316,220)	$(425,257)

Basic Earnings (Loss) per Share:
Weighted average shares	91,240,812	10,000
Earnings (Loss) per share	$(0.004)	$(42.53)

Diluted Earnings (Loss) per Share:
Weighted average shares	91,726,322	10,000
Earnings (Loss) per share	$(0.004)	$(42.53)

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE YEAR ENDED DECEMBER 31, 2008

	Preferred Stock		Common Stock		APIC	Stock Subscription	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount

December 31, 2007	—	$—	10,000	$10	$566,368	$—	$(5,436)	$560,942

Subscription for common stock	—	—	—	—	—	213,174	—	213,174
Less: Issuance costs	—	—	—	—	—	(63,952)	—	(63,952)

Net loss and comprehensive loss
2008 Net Income (Loss)	—	—	—	—	—	—	(425,257)	(425,257)

December 31, 2008	—	—	10,000	10	566,368	149,222	(430,693)	284,907

Capitalization of undistributed Subchapter S losses	—	—	—	—	(430,693)	—	430,693	—

Stock dividend	—	—	99,990,000	99,990	(99,990)	—	—	—

Share exchange for preferred stock	10,000,000	10,000	(10,000,000)	(10,000)	—	—	—	—

Subscriptions to purchase common stock	—	—	—	—	—	220,600	—	220,600
Less: Issuance costs	—	—	—	—	—	(66,180)	—	(66,180)

Shares Issued:
Sold to foreign investors under PPM	—	—	4,087,548	4,088	1,209,686	(433,774)	—	780,000
Less: Issuance costs	—	—	—	—	(364,132)	130,132	—	(234,000)
To foreign investors to adjust PPM pricing	—	—	767,548	768	(768)	—	—	—
For services	—	—	74,000	74	18,426	—	—	18,500
As gifts	—	—	13,000	13	(13)	—	—	—
Sold to investors	—	—	28,000	28	6,972	—	—	7,000
Distribution agreement	—	—	3,000,000	3,000	747,000	—	—	750,000

Shares cancelled:
Repurchased and cancelled	—	—	(5,000,000)	(5,000)	5,000	—	(75,000)	(75,000)
Surrendered for gifts	—	—	(13,000)	(13)	13	—	—	—
Surrendered by principals	—	—	(2,969,095)	(2,969)	2,969	—	—	—
Surrendered by others	—	—	(2,000)	(2)	2	—	—	—

Net income and comprehensive income
2009 Net Income (Loss)	—	—	—	—	—	—	(316,220)	(316,220)

December 31, 2009	10,000,000	$10,000	89,986,001	$89,986	$1,660,841	$—	$(391,220)	$1,369,607

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income (Loss)	$(316,220)	$(425,257)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	35,740	12,640
Stock/Warrants issued for services	18,500	—
Changes in operating assets and liabilities:
Accounts receivable	(247,905)	(68,278)
Inventory	(427,150)	(40,755)
Prepaid expenses and other current assets	15,667	(16,722)
Accounts payable and accrued expenses	436,360	422,841
Other current liabilities	(44,267)	57,661
Net cash (used in) provided by operating activities	(529,275)	(57,870)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(8,329)	(43,419)
Proceeds from disposal of furniture and equipment	167	—
Recovery (issuance) of advances	29,587	(14,587)
Security deposits	(40)	(8,000)
Net cash provided by (used in) investing activities	21,385	(66,006)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	1,000,600	213,174
Less Issuance costs	(300,180)	(63,952)
Proceeds from sale of stock to others	—	—
Stock repurchased and cancelled	(75,000)	—
Net cash provided by financing activities	625,420	149,222

Increase (decrease) in cash	117,530	25,346
Cash, Beginning of Period	141,918	116,571

Cash, End of Period	$259,449	$141,918

Supplemental Information:
Cash paid for interest	$42	$—
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Capitalization of undistributed subchapter S losses	$430,693	$—
Stock dividend	$99,990	$—
Share exchange for preferred stock	$10,000	$—
Stock subscriptions converted to common stock	$1,213,774	$—
Stock issued to reprice PPM	$768	$—
Stock issued as gift	$13	$—
Stock issued pending payment	$7,000	$—
Stock surrendered and cancelled	$(2,984)	$—
Stock issued for payment of distribution agreement	$750,000	$—

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA

American Institute of Certified Public Accountants

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principles as applied in the United States

PPM

Private Placement Memorandum offering 5,000,000 shares

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q408

Three months ended December 31, 2008

Q409

Three months ended December 31, 2009

YTD08

Year ended December 31, 2008

YTD09

Year ended December 31, 2009

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) is a Florida company organized under the laws of the State of Florida in January 2007. Through its predecessors, including Divine Skin, Inc., (a New York company) the Company has been developing and marketing skin care and personal care products for over ten years. The Company has grown steadily over the last few years with a network of top specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of active ingredients contained in pharmaceutical and cosmeceutical products. We currently offer skin care, aging, cellulite, hair loss and personal care products. The majority of these products are within the following product lines:

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

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts that are federally insured. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2008, cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2009 and 2008, the provision for doubtful accounts was $25,000 and $0, respectively.

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

Furniture and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with ASC Topic 360, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

Collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company has not established a product return reserve.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations.

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

In accordance with ASC Topic 740 and ASC Topic 205, when a registrant's historical financial statements are not indicative of the ongoing entity … should include pro forma financial information that … reflects the impact of … significant changes. Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information in Note 9.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

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

Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In October 2009, the FASB has published ASU 2009-14, “Software (Topic 985)-Certain Revenue Arrangements that Include Software Elements” and changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, “Software-Revenue Recognition”. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The guidance in this ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU No. 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU No. 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did/did not have an impact on the Company’s (consolidated) financial position and results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING UPDATES (Continued)

In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at December 31, 2009 and 2008 consist primarily of:

	2009	2008
Bulk product and raw materials	$267,267	$10,551
Work in process	—	—
Merchandise inventory	310,970	266,637
Inventory in transit	139,871	13,770
	$718,108	$290,958

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

Inventory in transit – In transit inventory consists of primarily bulk product and raw materials where title has transferred to the Company but the inventory has yet to arrive in a designated warehouse facility either company owned or under contract.

Management evaluated the inventory at December 31, 2009 and 2008 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. – OTHER ASSETS

Significant components of other assets at December 31, 2009 and 2008 consist primarily of:

	2009	2008
Advances to related parties:
Sigma Development and Holding Co., Inc.	$—	$11,521
Polaris Labs, Inc.	—	18,066
Total advances to related parties	—	29,587
Distribution rights	750,000	—
Less amortization of distribution rights	(18,750)	—
Net distribution rights	731,250	—
Security deposits	8,000	8,000
Other deposits	40	—
	$739,290	$37,587

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

Distribution rights – The Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at the private placement price of $0.25 per share. The Company is currently developing a generic Minoxodil product along with appropriate packaging for the Brazilian market, which is planned for introduction in Q2 2010.

The Company will amortize its distribution rights over the next 10 year as follows:

	2010	2011	2012	2013	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$75,000	$75,000	$75,000	$75,000	$431,250	$731,250
	—	—	—	—	—	—
	$75,000	$75,000	$75,000	$75,000	$431,250	$731,250

Security deposits – Security deposits represent funds advanced for our office facilities.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2009 and 2008 consist primarily of:

	2009	2008
Trade payables	$394,358	$323,126
Add advances to vendors	24,345	—
Accrued expenses and claims:
Advertising and marketing	364,566	233,000
Production materials	38,460	12,275
Freight	24,349	—
Human resources	12,684	12,684
Professional fees	—	1,275
Warrant expense	116,522	20,891
Credits due to customers	2,421	21,809
Other	83,717	—
	$1,061,422	$625,060

Warrant expense – As discussed more fully in Note 8, the Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The Company has accrued the intrinsic value of the warrants granted. To date no warrants have been exercised.

Accrued expenses and claims – As discussed more fully in Note 7, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter.

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During 2009, the Company operated under several material agreements as listed below:

Lease for office facilities –

•

The Company previously leased its corporate headquarters office space located in Miami Beach, Florida on a 5 year lease from a third party. The annualized rental expense was approximately $102,900 for each year through its expiration in December 2011. The lease is guaranteed by our executive officers. In March 2009, the Company relocated its corporate headquarters to new facilities in Bal Harbour, Florida and idled the Miami Beach facilities. In July 2009, the Company amended this lease to reduce the lease expiration from December 2011 to December 2009. The lease payment was also reduced to $6,500 per month or $78,000 on an annual basis. As a result of the amendment, the Company reactivated the Miami Beach facilities, which also resumes service as the corporate headquarters. The Company is currently in negotiation with its current landlord to extend the lease. Pending completion of the negotiation, the Company leases its Miami Beach facilities on a month to month basis at existing rates.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

•

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida to assemble small production runs of its products.  The lease provides for monthly rent of $2,600 and terminates in March 2011.

The Company is committed to lease payments over the next five years are as follows:

	2010	2011	2012	2013	Beyond	Total
Facility Leases:
Miami Beach (current)	$—	$—	$—	$—	$—	$—
Bal Harbour (terminated)	—	—	—	—	—	—
Pompano Beach (current)	31,200	7,800	—	—	—	39,000
	$31,200	$7,800	$—	$—	$—	$39,000

Pending and threatened litigation –

•

Divine Skin, Inc. has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $440,059 at December 31, 2009.

The Company has been working to resolve these claims and has negotiated settlements with several suppliers resulting in the reduction of the supplier claim recorded and repayment through a structured payout. The Company has recorded settlement gains of approximately $180,000 in 2009. As discussed above, accruals have been provided, when the facts of each claim, warrants it.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – COMMON STOCK (Continued)

Private Placement Memorandum

During the first quarter of 2009, the Company sold 767,548 shares of its common stock at a purchase price of $0.50 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

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

The following table summarizes transactions under the private placement offering as follows:

Subscriptions for Common Stock
	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2008	426,348	$0.50	$213,174	$(63,952)	$149,222
Q1 2009	341,200	$0.50	170,600	(51,180)	119,420
Q2 2009	—	$—	—	—	—
Q3 2009	4,087,548	$0.20	830,000	(249,000)	581,000
Q4 2009	28,000	$0.25	7,000	—	7,000
	4,883,096	$0.25	$1,220,774	$(364,132)	$856,642

To date, the Company received and accepted funded subscriptions to purchase 4,883,096 common shares, under the offering referred to above. The Company received $856,642 in net proceeds after issuance costs of $364,132. The accepted funded subscriptions are recorded as a component of the Company’s equity pending issuance of common shares. Once the common shares have been issued, the amounts previously recorded as funded subscriptions are transferred to common stock par value and additional paid in capital, accordingly.

As of December 31, 2009, share certificates for 4,883,096 subscribed common shares have been issued.

Warrants

The Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s “repriced” sale price of $0.25 per share, the warrants are “in the money” upon issuance. As of December 31, 2009 the Company has accrued $116,522 for the value of warrants and recognized an expense in the twelve months ended December 31, 2009 for financial consulting services, based on the value of the warrants. To date, no warrants have been exercised.

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he will assist the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. Based on the current offering price of the PPM of $0.25 per share, the current value of the option grant is up to $480,000. The option expires in five years. The option vests and is exercisable upon the effective date of the Company obtaining OTCBB listing. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded the option expense.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – COMMON STOCK (Continued)

Common Stock

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

During the fourth quarter of 2009, the Company issued 3,000,000 shares for the exclusive distribution rights in Brazil. The shares were valued at $0.25 per share, consistent with the revised offering price of the PPM. In addition, the Company issued 28,000 to certain investors, which it also valued at $0.25 per share, consistent with the revised offering price of the PPM.

Also during the fourth quarter of 2009, the Company repurchased and 5,000,000 shares from a founder of the Company for $0.015 or $75,000 as part of its effort to restructure the Company’s equity ownership. As part of this restructuring effort, the founders of the Company also surrendered 2,982,095 shares at a nominal value.

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

In accordance with ASC Topic 740 and specifically ASC Topic 205, which stated that when a registrant's historical financial statements are not indicative of the ongoing entity … the registration statement should include pro forma financial information that … reflects the impact of … significant changes. Accordingly, due to the change in tax status in January 2009, we have included pro forma deferred tax information as if the Company had been subject to US Federal and State of Florida income taxation.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES (Continued)

The provision for income taxes for the year ended December 31, 2009 and the pro forma provision for income taxes for the year ended December 31, 2008 is summarized as follows:

	Year Ended December 31,
	2009	2008
		(Pro Forma)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(110,667)	(148,840)
State	(10,277)	(13,821)
Increase in valuation allowance	120,594	162,661

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes for the twelve months ended December 31, 2009 and the pro forma provision for income taxes for the twelve months ended December 31, 2008 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	Year Ended December 31,
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

Pro forma deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The pro forma tax effect of these temporary differences representing deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
		(Pro Forma)
Deferred tax assets:
Net operating loss carry-forwards	$120,594	$162,661
	—	—
Total deferred tax assets	120,594	162,661
Valuation allowance	(120,594)	(162,661)

Net deferred tax assets	$—	$—

As of December 31, 2009 and 2008 the Company had a pro forma valuation allowance on its deferred tax assets of $120,594 and $162,661, which relates to net operating losses. The pro forma valuation allowance increased $120,594 in the twelve months ended December 31, 2009. The increase in 2009 was attributable to accumulated net operating losses being offset by net income reported in twelve months ended December 31, 2008.

As of December 31, 2009 and 2008, the Company had pro forma net operating loss carry-forwards of $316,220 and $425,257, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES (Continued)

As of December 31, 2009 and 2008, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US federal or State of Florida tax authorities.

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

NOTE 11. - SIGNIFICANT CUSTOMERS

During the year ended December 31, 2009 two customers generated 42.2% of the Company’s sales and a substantial portion of the outstanding accounts receivable balance at December 31, 2009. These customers are distributors of the Company.

Sales to these customers during 2009 and accounts receivable at December 31, 2009 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent
A	$811,125	23.0%	$203,569	29.5%
B	$674,330	19.2%	$ 33,299	4.8%

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from December 31, 2009 through March 15, 2010, the date the financial statements were issued, and determined that there were no reportable subsequent events.

In Q1 2010, the Company filed and S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB). As a result, an option granted to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share, became fully vested. At grant date, the option was valued at its intrinsic value, based on the PPM offering price of $0.25 per share, however, the Company did not record any value associated with the grant due to the uncertainty of obtaining the trading symbol. Accordingly, since the trading symbol was obtained, the Company will record an expense of up to $480,000 for this option grant in Q1 2010.

In March of 2010, the Company entered into a lease for 7,500 square feet in new production facilities in Pompano Beach, Florida. The new facility will replace its existing production facilities and will begin operations in April 2010. The lease provides for monthly rentals of $3,437 in monthly rent in the first year with and increasing scale for years 2 – 5. The lease matures in 5 years and provides for a 5 year renewal option.