Form 10-Q
period 2010-03-31
Divine Skin Inc.
filed 2010-05-17
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

_______________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☐	Smaller Reporting Company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 91,123,001 shares of common stock outstanding as of May 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$202,987	$259,449
Accounts receivable	591,516	689,484
Inventory	969,624	718,108
Prepaid expenses and other current assets	7,894	8,054

Total Current Assets	1,772,021	1,675,095

Furniture and Equipment, net	27,244	30,038
Other Assets	728,583	739,290

TOTAL ASSETS	$2,527,848	$2,444,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$809,813	$1,061,422
Other current liabilities	25,312	13,394

TOTAL LIABILITIES	835,125	1,074,816

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 91,123,001 and 89,986,001 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	91,123	89,986
Additional paid-in-capital	1,955,630	1,660,841
Accumulated deficit	(364,030)	(391,220)

Total Shareholders' Equity	1,692,723	1,369,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,527,848	$2,444,423

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
Revenue:
Product sales	$1,077,947	$1,026,082
Less returns and allowances	(82,874)	(15,298)

Net revenue	995,073	1,010,784

Cost of Goods Sold	332,979	187,245

Gross Profit	662,094	823,539

Operating Costs and Expenses:
Selling and marketing	234,542	230,191
General and administrative	448,026	368,260

Total operating costs and expenses	682,568	598,451

Other Income (Expense)
Interest income	—	56
Interest expense	—	(199)
Other income	47,664	8,939

Total other income (expense)	47,664	8,795

Income Before Taxes	27,190	233,883

Income Tax Provison	—	89,460

Net Income	$27,190	$144,423

Basic Earnings per Share:
Weighted average shares	89,986,001	89,345,957
Earnings per share	$0.000	$0.002

Diluted Earnings per Share:
Weighted average shares	92,582,711	89,422,712
Earnings per share	$0.000	$0.002

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2010 and the Year Ended December 31, 2009

	Preferred Stock		Common Stock		APIC	Stock Subscription	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
December 31, 2008	—	$—	10,000	$10	$566,368	$149,222	$(430,693)	$284,907

Capitalization of undistributed Subchapter S losses	—	—	—	—	(430,693)	—	430,693	—

Stock dividend	—	—	99,990,000	99,990	(99,990)	—	—	—

Share exchange for preferred stock	10,000,000	10,000	(10,000,000)	(10,000)	—	—	—	—

Subscriptions to purchase common stock	—	—	—	—	—	220,600	—	220,600
Less: Issuance costs	—	—	—	—	—	(66,180)	—	(66,180)

Shares Issued:
Sold to foreign investors under PPM			4,087,548	4,088	1,209,686	(433,774)		780,000
Less: Issuance costs	—	—	—	—	(364,132)	130,132	—	(234,000)
To foreign investors to adjust PPM pricing			767,548	768	(768)	—
For services			74,000	74	18,426	18,500
As gifts			13,000	13	(13)	—
Sold to investors			28,000	28	6,972	7,000
Distribution agreement			3,000,000	3,000	747,000	750,000

Shares cancelled:
Repurchased and cancelled			(5,000,000)	(5,000)	5,000		(75,000)	(75,000)
Surrendered for gifts			(13,000)	(13)	13	—
Surrendered by principals			(2,969,095)	(2,969)	2,969	—
Surrendered by others			(2,000)	(2)	2	—

Net income and comprehensive income
2009 Net (Loss)	—	—	—	—	—	—	(316,220)	(316,220)

December 31, 2009	10,000,000	10,000	89,986,001	89,986	1,660,841	—	(391,220)	1,369,607

Shares Issued:
Sold to private investors			1,112,000	1,112	198,888			200,000
Less: Issuance costs					(60,000)			(60,000)
For services			25,000	25	4,475			4,500

Warrants:
Vested for trading symbol services					16,000			16,000
Issued for financial consulting services					135,426			135,426

Net income and comprehensive income
2010 Net Income							27,190	27,190

March 31, 2010	10,000,000	$10,000	91,123,001	$91,123	$1,955,630	$—	$(364,030)	$1,692,723

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$27,190	$144,423
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	21,544	3,918
Allowance for doubtful accounts	30,292	—
Stock issued for services	4,500	—
Warrants issued for capital raise	18,904	—
Warrants vested for services	16,000	—
Changes in operating assets and liabilities:
Accounts receivable	67,677	(46,684)
Inventory	(251,517)	(285,995)
Prepaid expenses and other current assets	160	(1,678)
Accounts payable and accrued expenses	(135,088)	(16,054)
Other current liabilities	11,919	86,531
Net cash (used in) operating activities	(188,419)	(115,538)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	—	(6,561)
Recovery (issuance) of advances	—	29,587
Security deposits	(8,043)	(8,000)
Net cash (used in) provided by investing activities	(8,043)	15,026

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	—	170,600
Less Issuance costs	—	(51,180)
Proceeds from sale of stock to others	200,000	—
Less Issuance costs	(60,000)
Net cash provided by financing activities	140,000	119,420

(Decrease) Increase in cash	(56,462)	18,908
Cash, Beginning of Period	259,449	141,918

Cash, End of Period	$202,987	$160,826

Supplemental Information:
Cash paid for interest	$—	$42
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Capitalization of undistributed subchapter S losses	$—	$430,693
Warrants for financial consulting services	$135,426	$—

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

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principles as applied in the United States

PPM

Private Placement Memorandum

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q109

Three months ended March 31, 2009

Q110

Three months ended March 31, 2010

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

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In Q1 2010, the Company filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB).

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

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts that are federally insured. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009 cash and cash equivalents included cash on hand and cash in the bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2010 and December 31, 2009 the provision for doubtful accounts was $34,214 and $25,000, respectively.

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

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 62.2% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 25.7% of total sales. Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

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

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Consolidations: In June 2009, the FASB amended its accounting guidance on the consolidation of variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative assessment to determine the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In addition, the amended guidance requires an ongoing reconsideration of the primary beneficiary. The provisions of this new guidance were effective as of the beginning of our 2010 fiscal year, and the adoption did not have a material impact on our financial statements.

Revenue Recognition: In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

Consolidations: In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING UPDATES (Continued)

Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Subsequent Events: In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Other ASUs not effective until after March 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at March 31, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Bulk product and raw materials	$457,384	$267,267
Merchandise inventory	250,908	310,970
Inventory in transit	261,332	139,871
	$969,624	$718,108

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

Management evaluated the inventory at March 31, 2010 and December 31, 2009 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. – OTHER ASSETS

Significant components of other assets at March 31, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Distribution rights	$750,000	$750,000
Less amortization of distribution rights	(37,500)	(18,750)
Net distribution rights	712,500	731,250
Security deposits	16,043	8,000
Other deposits	40	40
	$728,583	$739,290

Distribution rights – The Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at the private placement price of $0.25 per share. The Company is currently developing a generic Minoxodil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the three months ended March 31, 2010.

The Company will amortize its distribution rights over the next 10 year as follows:

	2010	2011	2012	2013	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$56,250	$75,000	$75,000	$75,000	$431,250	$712,500
	$56,250	$75,000	$75,000	$75,000	$431,250	$712,500

Security deposits – Security deposits represent funds advanced for our office and production facilities.

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Trade payables	$344,967	$394,358
Advances to vendors	--	24,345
Accrued expenses and claims:
Advertising and marketing	350,916	364,566
Production materials	60,425	38,460
Freight	24,349	24,349
Human resources	12,684	12,684
Warrant expense	--	116,522
Credits due to customers	16,472	2,421
Other	--	83,717
	$809,813	$1,061,422

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

Warrant expense – As discussed more fully in Note 8, the Company has issued warrants to a selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the Regulation S offerings. The Company has accrued the intrinsic value of the warrants granted. To date no warrants have been exercised.

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During Q110 and 2009, the Company operated under several material agreements as listed below:

Lease for office facilities –

•

The Company leases its corporate headquarters office space located in Miami Beach, Florida. Monthly lease payments are $6,500 per month or $78,000 on an annual basis. The Company is currently in negotiation with its current landlord to extend the lease. Pending completion of the negotiation, the Company leases its Miami Beach facilities on a month to month basis at existing rates.

•

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida as its production facility to assemble small production runs of its products.  The lease provides for monthly rent of $2,600 and terminates in March 2011. The Company is currently in negotiations to terminate the lease.

•

In March of 2010, the Company entered into a lease for 7,500 square feet in new production facilities in Deerfield Beach, Florida. The new facility replaced its Pompano Beach production facilities and began operations in April 2010. The lease provides for monthly rentals of $3,437 in monthly rent in the first year with and increasing scale for years 2 – 5. The lease matures in 5 years and provides for a 5 year renewal option.

The Company is committed to lease payments over the next five years are as follows:

	2010	2011	2012	2013	Beyond	Total
Facility Leases:
Pompano Beach (Production)	$25,589	$13,957	$—	$—	$—	$39,546
Deerfield Beach (Production)	24,063	42,213	43,901	45,657	47,483	203,317
	$49,652	$56,170	$43,901	$45,657	$47,483	$242,863

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – COMMITMENTS AND CONTINGENCIES (Continued)

Pending and threatened litigation –

•

Divine Skin, Inc. has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $448,374 and $440,059 at March 31, 2010 and December 31, 2009, respectively.

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

NOTE 8. – EQUITY

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

Private Placement Memorandum

During the first quarter of 2009, the Company began selling its common stock at a purchase price of $0.50 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The PPM offering was made solely to “non U.S. Persons” within the meaning of Rule 902 of Regulation S under the Securities Act of 1933. These securities have not been registered with or approved by the SEC or any state securities commission nor has any commission or state authority passed on the accuracy or adequacy of this memorandum.

During the third quarter of 2009, the offering was retroactively re-priced to $0.25 per share and a total of 767,548 additional shares were issued, at no additional cost, to investors that had previously paid $0.50 per share, to achieve that re-pricing.

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – EQUITY (Continued)

The following table summarizes transactions under the private placement offering as follows:

Common Stock Sold Under PPM
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

As of March 31, 2010 the PPM expired and all share certificates for all paid subscriptions have been issued.

Warrants

The Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s “repriced” sale price of $0.25 per share, the warrants are “in the money” upon issuance. For the year ended December 31, 2009 the Company accrued $116,522 for financial consulting services, based on the value of the warrants granted.

During Q110, the selling agent assisted in a private sale of the Company’s common shares under Regulation S that the Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company accrued an additional expense for financial consulting services, based on the value of the warrants of $18,904.  To date, no warrants have been exercised. Effective March 31, 2010 the warrant liability of $135,426 was transferred to additional paid in capital.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	485,510	$0.01	4.0	$116,522
Issued	2,111,200	$0.01	5.0	498,904
Exercised	--	$--
Forfeited	--	$--
Outstanding at March 31, 2010	2,596,710	$0.01	4.8	$615,426
Exercisable at March 31, 2010	596,710	$0.01	4.1	$135,426

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – EQUITY (Continued)

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he will assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $16,000 reflecting the structured vesting.

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

During the first quarter of 2010, the Company issued 1,112,000 shares to two investors in a private sale. The shares were priced at $0.18 per share. The Company received $140,000 in net proceeds after issuance costs of $60,000. In addition, the Company issued 25,000 shares for services, which it also valued at $0.18 per share, which resulted in recording an expense of $4,500.

Preferred Stock

Following the stock dividend, the three shareholders of the Company (which at such time constituted all of the shareholders of the Company) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.

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

The provision for income taxes for the three months ended March 31, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$—	$81,859
State	—	7,601
Deferred:
Federal	(9,517)	—
State	(884)	—
Increase (Decrease) in valuation allowance	10,401	—

Total provision (benefit) for income taxes	$—	$89,460

The provision for income taxes for the three months ended March 31, 2010 was offset by available net operating loss carry-forwards.

The provision for income taxes for the three months ended March 31, 2010 and 2009 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2010	2009

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$110,553	$120,954
	—	—
Total deferred tax assets	110,553	120,954
Valuation allowance	(110,553)	(120,954)
Net deferred tax assets	$—	$—

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – INCOME TAXES (Continued)

As of March 31, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $110,553 and $120,954, which relates to net operating losses. The pro forma valuation allowance decreased $10,401 in the three months ended March 31, 2009. The decrease in Q110 was attributable to accumulated net operating losses being offset by net income reported in three months ended March 31, 2010.

As of March 31 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $289,030 and $316,220, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

As of March 31, 2010 and 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US Federal or State of Florida tax authorities.

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

DIVINE SKIN, INC.

(dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. - SIGNIFICANT CUSTOMERS

During Q110 two customers generated 34.7% of the Company’s sales and a substantial portion of the outstanding accounts receivable balance at March 31, 2010. These customers are distributors of the Company.

Sales to these customers during Q110 and their accounts receivable at March 31, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$235,239	23.4%	$179,427	30.3%
B	$113,728	11.3%	$ 0	0%

Sales to these customers during Q110 and their accounts receivable at March 31, 2009 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$311,758	30.8%	$165,122	32.9%
B	$214,468	21.2%	$ 60,792	12.1%

NOTE 12. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from March 31, 2010 through May 13, 2010, the date the financial statements were issued, and determined that there were no reportable subsequent events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Statements

Information included or incorporated by reference in this filing may contain forward -looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

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

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop products for skin care and personal care needs. Through its predecessors, including Divine Skin, Inc. (a New York company), the Company has been developing and marketing skin care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. Those assets and certain liabilities were used to capitalize Divine Skin, Inc. (a Florida corporation). The companies had common shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.

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

The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and formulates its own products. We currently offer skin care, personal care and hair care products.

We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order by order basis.

Results of Operations for the Three Months Ended March 31, 2010 (Q110), As Compared To the Three Months Ended March 31, 2009 (Q109)

Revenues - Total revenues decreased $15,711 or 1.6%, to $995,073 (Q110) from $1,010,784 (Q109). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which together represent 62.2% of total sales and Oligo DX, Spectral DNC-L and Spectral RS, which together account for another 25.7% of total sales.

Revenues decreased as a result of $67,575 of additional sales discounts and allowances the Company granted during Q110 in response to overall economic issues. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 11.3% and 23.4% of Q110 revenues, respectively.

Cost of Goods Sold - Total cost of goods sold increased $145,734 or 77.8%, to $332,979 (Q110) from $187,245 (Q109). The increase is attributable to two primary factors. First, due to overall economic issues the Company incurred increased discounts and allowances on its sales. Second, because of unexpected personnel turnover in our production, warehousing and fulfillment functions we incurred certain inefficiencies and increased costs in these functions.

Selling and Marketing Costs - Selling and marketing costs increased $4,351 or 1.9%, to $234,542 (Q110) from $230,191 (Q109). The increase is primarily due to the following:

–

Increases in:

•

$7,597 for marketing and promotion costs, we increased our advertising in current markets; and

•

$51,739 for consulting services and sales commissions resulting from our efforts to reach additional markets, such as the amortization of our new Brazilian distribution agreement;

–

that were partially offset by decreases in:

•

$19,598 for warehousing expenses due to a reduction in outsourced distribution;

•

$9,193 for travel and entertainment cost cutting efforts;

•

$16,424 for call center operations, which were discontinued;

•

$6,701 for product development, as a result of redirecting resources from new products to new markets;

•

$4,148 for postage, resulting from changes in distribution operations; and

•

$1,079 for other selling and marketing costs, net.

General and Administrative Costs - General and administrative costs increased $79,766 or 21.7%, to $448,026 (Q110) from $368,260 (Q109). The increase is primarily due to the following:

–

Increases in:

•

$21,446 for professional fees for attorneys and accountants to draft and review various agreements and SEC filings and other public company costs,

•

$62,204 for personnel costs due to increased staffing and executive compensation; and

•

$17,626 for amortization primarily related to the financial services option;

–

and partially offset by a decrease in:

•

$8,137 for repairs and maintenance, which were partially curtailed;

•

$11,684 for credit card fees; and

•

$1,689 for net other general and administrative expenses, including rent and utilities.

Other Income (Expense) - Other income (expense) increased $38,868 to $47,664 (Q110) from $8,795 (Q109). The increase was primarily a result of net settlements of various supplier related claims and litigations for less than the original claim, net of various other nominal expenses which individually are not significant.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $117,234 or 81.2% to $27,190 net income (Q110) from $144,423 net income (Q109).

Liquidity and Capital Resources

We had working capital of $936,896 at March 31, 2010. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Our losses from 2008 and 2009 operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through the sale of common shares under private placements which we began in early 2009.

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

During the three months ended March 31, 2010, the Company accepted $200,000 from two foreign investors to subscribe for an aggregate of 1,112,000 shares of our common shares under a private offering pursuant to Regulation S under the Securities Act of 1933, as amended. The offering provided for issuance costs of 30% which amounted to $60,000 in relation to the offering. As a result, the Company netted $140,000 in proceeds from the subscription.

Financial Position

Total Assets - Our total assets increased $83,425 or3.4% to $2,527,848 as of March 31, 2010 from $2,444,423 as of December 31, 2009 primarily as a result of a net increase in current assets of $96,927; which was partially offset by a net decrease in furniture and equipment of $2,794, primarily associated with depreciation; and a net decrease in other assets of $10,707 primarily associated with amortizing our prepaid Brazilian distribution agreement.

Current Assets - The net increase in current assets was associated with a $251,609 increase in inventory levels, which was offset by a $97,968 decrease in accounts receivable, and a $56,462 decrease in cash.

Inventory - Inventory levels increased 35.0%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in- house formulation of our own finish product rather than continuing to rely solely on outsourced formulation production.

The increased inventory level on hand at March 31, 2010, represents approximately 72.8% of annualized COGS or an 8.7 month supply based on the annualized sell through rate achieved for the three months ended March 31, 2010. Management believes that the sales achieved in Q110 is consistent with its projections and will continue throughout fiscal year 2010. Management also understands that these inventory decisions result in an inventory turnover rate of 1.4 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at March 31, 2010.

Accounts Receivable – Our accounts receivable at March 31, 2010 were $591,516. The decrease represents a14.2% decrease in the accounts receivable balance at December 31, 2009. The decrease is the result of the completion and collection of a large consulting contract initiated in Q409. Management believes that its current receivables are collectable and have adequately reserved those in doubt.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Three months March 31, 2010

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2010 of $188,419. Net cash used reflects adjusted net income for the period ended of approximately $118,430, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $306,851 of cash used to support net changes in working capital items, which included:

•

a $67,677 decrease in accounts receivable as a result collection on a large consulting contract initiated in Q409 for design and branding services on behalf of two significant customers;

•

a $251,517 increase in inventory costs due to the increase in raw materials and bulk materials for current production;

•

a $135,088 decrease in accounts payable as a result of satisfying certain outstanding vendor balances, and

•

a $12,077 net increase in other current payables and decrease in other current receivables.

Cash Flows used in Investing Activities

Our investing activities used $8,043 in net cash during the three months ended March 31, 2010. Net cash used is primarily composed of additional deposits required on for new leased facilities.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $140,000 for the three months ended March 31, 2010. We raised approximately $200,000 through subscriptions to purchase our common stock at $0.18 per share, net of $60,000 in issuance costs.

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

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company issued an aggregate of 1,112,000 shares of common stock to two foreign investors in consideration of gross proceeds of $200,000 under a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company paid fees and commissions of approximately $60,000. As a result, the Company netted $140,000 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended March 31, 2010, the Company issued 25,000 shares of its common stock to a service provider in consideration of sales training services. The shares were issued pursuant to the exemption from registration provided under Section 4(2) of the Act. The service provider had access to information concerning the Company and an opportunity to ask questions about the Company. The certificate representing the shares contains a legend restricting its transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED)

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBIT NO.

DESCRIPTION

3.1

Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)

3.2

Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 14, 2009 (2)

3.3

Bylaws of Divine Skin, Inc. (1)

10.1

2009 Divine Skin, Inc. Equity Incentive Plan (1)

10.2

Kane Concourse Lease Agreement (1)

10.2.1

Kane Concourse Lease Termination Agreement (1)

10.2.2

Meridian Center Lease Agreement, as amended (1)

10.3

Consulting Agreement (1)

10.4

Form of Exclusive Distribution Agreement (1)

EXHIBIT NO.

DESCRIPTION

10.5

Amendment to Gamma Investors Exclusive Distribution Agreement(3)

10.6

Form of Regulation S Subscription Agreement(3)

10.7

Form of Section 4(2) Subscription Agreement(3)

10.8

Form of Services Agreement(3)

21.1

List of subsidiaries of the Company(1)

31.1

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)

31.2

Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)

32.1

Certification Pursuant to Section 1350 (Provided herewith)

32.2

Certification Pursuant to Section 1350 (Provided herewith)

99.1

Code of Ethics(4)

———————

(1)

Previously filed on Form 10 registration statement, as amended.

(2)

Previously filed on Form 10-Q for period ended September 30, 2010.

(3)

Previously filed on Form S-1 registration statement, as amended (333-163449).

(4)

Previously filed on Form 10-K Annual Report for the year ended December 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2010	DIVINE SKIN, INC.

		By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer