Form 10-Q
period 2010-06-30
Divine Skin Inc.
filed 2010-08-16
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-53680

———————

DIVINE SKIN, INC.

(Name of Small Business Issuer in Its Charter)

———————

Florida	20-8380461
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139

(Address of Principal Executive Office) (Zip Code)

(888) 404-7770

(Issuer’s Telephone Number, Including Area Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 92,857.001 shares of common stock outstanding as of June 30, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009

ASSETS

Current Assets
Cash	$142,775	$259,449
Accounts receivable	798,420	689,484
Inventory	1,126,423	718,108
Prepaid expenses and other current assets	7,896	8,054

Total Current Assets	2,075,514	1,675,095

Furniture and Equipment, net	32,538	30,038
Other Assets	709,833	739,290

TOTAL ASSETS	$2,817,885	$2,444,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$572,712	$1,061,422
Other current liabilities	31,072	13,394

TOTAL LIABILITIES	603,784	1,074,816

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized:
10 million shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized:
92,857,001 and 89,986,001 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	92,857	89,986
Additional paid-in-capital	2,242,852	1,660,841
Accumulated deficit	(131,608)	(391,220)

Total Shareholders' Equity	2,214,101	1,369,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,817,885	$2,444,423

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Product sales	$1,334,518	$769,430	$2,412,464	$1,749,205
Service revenue	—	2,425	—	2,600
Less returns and allowances	(34,321)	(40,211)	(117,195)	(55,509)

Net revenue	1,300,197	726,7940	2,295,270	1,696,295

Cost of Goods Sold	330,791	205,225	663,769	384,070

Gross Profit	969,406	521,5694	1,631,500	1,312,225

Operating Costs and Expenses:
Selling and marketing	183,134	275,407	417,676	426,833
General and administrative	555,259	436,516	1,003,286	776,503

Total operating costs and expenses	738,394	711,922	1,420,962	1,203,336

Other Income (Expense)
Interest income	—	17	—	72
Interest expense	—	(1,432)	—	(1,241)
Other income	1,409	(24,038)	49,073	(18,029)

Total other income (expense)	1,409	(25,453)	49,073	(19,197)

Income Before Taxes	232,422	(215,807)	259,612	89,692

Income Tax Provison	0	(53,606)	—	34,307

Net Income	$232,422	$(160,201)	$259,612	$55,385

Basic Earnings per Share:
Weighted average shares	91,808,979	90,767,548	91,341,145	90,060,680
Earnings per share	$0.003	$(0.00)	$0.003	$0.001

Diluted Earnings per Share:
Weighted average shares	92,845,756	90,844,303	92,377,922	90,137,435
Earnings per share	$0.003	$(0.00)	$0.003	$0.001

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009

					APIC	Stock Subscription	Accumulated Deficit	Total Shareholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

December 31, 2008	—	$—	10,000	$10	$566,368	$149,222	$(430,693)	$284,907

Capitalization of undistributed Subchapter S losses	—	—	—	—	(430,693)	—	430,693	—

Stock dividend	—	—	99,990,000	99,990	(99,990)	—	—	—

Share exchange for preferred stock	10,000,000	10,000	(10,000,000)	(10,000)	—	—	—	—

Subscriptions to purchase common stock	—	—	—	—	—	220,600	—	220,600
Less: Issuance costs	—	—	—	—	—	(66,180)	—	(66,180)

Shares Issued:
Sold to foreign investors under PPM			4,087,548	4,088	1,209,686	(433,774)		780,000
Less: Issuance costs	—	—	—	—	(364,132)	130,132	—	(234,000)
To foreign investors to adjust PPM pricing			767,548	768	(768)			—
For services			74,000	74	18,426			18,500
As gifts			13,000	13	(13)			—
Sold to investors			28,000	28	6,972			7,000
Distribution agreement			3,000,000	3,000	747,000			750,000

Shares cancelled:
Repurchased and cancelled			(5,000,000)	(5,000)	5,000		(75,000)	(75,000)
Surrended for gifts			(13,000)	(13)	13			—
Surrended by principals			(2,969,095)	(2,969)	2,969			—
Surrended by others			(2,000)	(2)	2			—

Net income and comprehensive income 2009 Net (Loss)	—	—	—	—	—	—	(316,220)	(316,220)

December 31, 2009	10,000,000	10,000	89,986,001	89,986	1,660,841	—	(391,220)	1,369,607

Shares Issued:								—
Sold to private investors			2,846,000	2,846	457,154			460,000
Less: Issuance costs					(138,000)			(138,000)
For services			25,000	25	4,475			4,500

Warrants:
Vested for trading symbol services					64,000			64,000
Issued for financial consulting services					194,382			194,382

Net income and comprehensive income 2010 Net Income							259,612	259,612

June 30, 2010 (Unaudited)	10,000,000	$10,000	92,857,001	$92,857	$2,242,852	$—	$(131,608)	$2,214,101

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net Income	$259,612	$55,385
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	43,515	3,918
Allowance for doubtful accounts	30,292	—
Stock issued for services	4,500	—
Warrants issued for capital raise	18,904	—
Warrants vested for services	64,000	—
Changes in operating assets and liabilities:
Accounts receivable	(139,228)	(94,597)
Inventory	(408,316)	(248,965)
Prepaid expenses and other current assets	159	1,517
Accounts payable and accrued expenses	(313,231)	88,452
Other current liabilities	17,677	73,111
Net cash (used in) operating activities	(422,116)	(121,181)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(8,514)	(4,082)
Recovery (issuance) of advances	—	29,587
Security deposits	(8,043)	—
Net cash (used in) provided by investing activities	(16,557)	25,505

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	—	170,600
Less Issuance costs	—	(51,180)
Proceeds from sale of stock to others	460,000	—
Less Issuance costs	(138,000)
Net cash provided by financing activities	322,000	119,420

(Decrease) Increase in cash	(116,673)	23,744
Cash, Beginning of Period	259,449	141,918

Cash, End of Period	$142,775	$165,663

Supplemental Information:
Cash paid for interest	$—	$42
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q209-QTR	Three months ended June 30, 2009
Q210-QTR	Three months ended June 30, 2010
Q209-YTD	Six months ended June 30, 2009
Q210-YTD	Six months ended June 30, 2010

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

In Q4 2009, the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2009 results to conform to the presentation used in 2010.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2010 and December 31, 2009 the provision for doubtful accounts was $37,944 and $25,000, respectively.

Inventory

Inventory is reported at the lower of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

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

Revenue Recognition

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

Fair Value Measurements: In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements” which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING UPDATES (CONTINUED)

Subsequent Events: In February 2010, the FASB issued ASU 2010-09, “Subsequent Events” which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

Derivatives and hedging: In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging” (Topic 815). ASU 2010-11 update provides amendments to subtopic 815-15, Derivatives and hedging. The amendments clarify about the scope exception in paragraph 815-10-15-11 and section 815-15-25 as applicable to the embedded credit derivatives. The ASU is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Therefore, for a calendar-year-end entity, the ASU becomes effective on July 1, 2010. Early application is permitted at the beginning of the first fiscal quarter beginning after March 5, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Income Taxes: In April 2010, the FASB issued ASU 2010-12, “Income Taxes” (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Stock Compensation: In April 2010, the FASB issued ASU 2010-13, “Stock Compensation” (Topic 718). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs not effective until after June 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Bulk product and raw materials	$650,168	$267,267
Work in process	41,450
Merchandise inventory	229,641	310,970
Inventory in transit	205,164	139,871
	$1,126,423	718,108

Bulk product and raw materials – Bulk product consists of completed product formulations that have not yet been packaged in market ready packaging. Raw materials consist of bulk quantities of the various chemical components of product formulations.

Work in process – Work in process inventory consists of merchandise inventory currently in interim production stage that is partially completed and not yet market ready.

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

Management evaluated the inventory at June 30, 2010 and December 31, 2009 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

NOTE 5. – OTHER ASSETS

Significant components of other assets at June 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Distribution rights	$750,000	$750,000
Less amortization of distribution rights	(56,250)	(18,750)
Net distribution rights	693,750	731,250
Security deposits	16,043	8,000
Other deposits	40	40
	$709,833	$739,290

Distribution rights – The Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at the private placement price of $0.25 per share. The Company is currently developing a generic Minoxodil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the quarter ended September 30, 2010.

The Company will amortize its distribution rights over the next 10 year as follows:

	2010	2011	2012	2013	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$37,500	$75,000	$75,000	$75,000	$431,250	$712,500

	$37,500	$75,000	$75,000	$75,000	$431,250	$712,500

Security deposits – Security deposits represent funds advanced for our office and production facilities.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Trade payables	$225,389	$394,358
Advances to vendors	914	24,345
Accrued expenses and claims:
Advertising and marketing	260,948	364,566
Production materials	24,038	38,460
Freight	25,367	24,349
Human resources	24,349	12,684
Professional fees	—	—
Warrant expense	—	116,522
Credits due to customers	11,708	2,421
Other	—	83,717
	$572,712	$1,061,422

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During Q210-YTD and 2009, the Company operated under several material agreements as listed below:

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is committed to lease payments over the next five years are as follows:

	2010	2011	2012	2013	Beyond	Total
Facility Leases:
Miami Beach (Office)	$—	$—	$—	$—	$—	$—
Pompano Beach (Production)	16,748	13,957	—	—	—	30,705
Deerfield Beach (Production)	20,625	42,213	43,901	45,657	47,483	199,879
	$37,373	$56,170	$43,901	$45,657	$47,483	$230,584

Pending and threatened litigation –

•

Divine Skin, Inc. has received several threatened litigations from various suppliers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $334,701 and $440,059 at June 30, 2010 and December 31, 2009, respectively.

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

Private Placement Memorandum (PPM)

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

During the first quarter of 2010, the selling agent assisted in a private sale of the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company accrued an additional expense for financial consulting services, based on the value of the warrants of $18,904.  To date, no warrants have been exercised. Effective March 31, 2010 the accrued warrant liability of $135,426 was transferred to additional paid in capital.

During Q210-QTR, the selling agent assisted in a private sale of 1,734,000 of the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company accrued an additional expense for financial consulting services, based on the value of the warrants of $58,956. To date, no warrants have been exercised. Effective June 30, 2010 the warrant liability of $58,956 was transferred to additional paid in capital.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	485,510	$0.01	4.0	$116,522
Issued	284,600	$0.01	5.0	77,860
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2010	770,110	$0.01	4.5	$194,382
Exercisable at June 30, 2010	770,110	$0.01	4.5	$194,382

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. – EQUITY (CONTINUED)

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he will assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $64,000 in Q210-YTD reflecting the structured vesting.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	0	$0.01	0.0	$0
Issued	2,000,000	$0.01	4.5	480,000
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2010	2,000,000	$0.01	4.5	$480,000
Exercisable at June 30, 2010	266,667	$0.01	4.5	$664,000

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

In addition, during the first quarter of 2010 the Company issued 25,000 shares for services, which it also valued at $0.18 per share, which resulted in recording an expense of $4,500.

During the second quarter of 2010, the Company issued 1,734,000 shares to an investor in a private sale. The shares were priced at $0.15 per share. The Company received $182,000 in net proceeds after issuance costs of $78,000.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. – EQUITY (CONTINUED)

Preferred Stock

During the first quarter of 2009 three shareholders of the Company (which at such time constituted all of the shareholders of the Company) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.

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

The provision for income taxes for the six months ended June 30, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$—	$31,392
State	—	2,915
Deferred:
Federal	90,864	—
State	8,437	—
Increase (Decrease) in valuation allowance	(99,301)	—

Total provision (benefit) for income taxes	$—	$34,307

The provision for income taxes for the six months ended June 30, 2010 was offset by available net operating loss carry-forwards. However, management expects those available credits to be exhausted during 2010.

The provision for income taxes for the six months ended June 30, 2010 and 2009 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2010	2009

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$21,653	$120,954
	—	—
Total deferred tax assets	21,653	120,954
Valuation allowance	(21,653)	(120,954)
Net deferred tax assets	$—	$—

As of June 30, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $21,653 and $120,954, which relates to net operating losses. The pro forma valuation allowance decreased $99,301 in the six months ended June 30, 2010. The decrease in Q210-YTD was attributable to accumulated net operating losses being offset by net income reported in six months ended June 30, 2010.

As of June 30, 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $131,608 and $316,220, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

As of June 30, 2010 and 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US Federal or State of Florida tax authorities.

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

NOTE 10. – 2009 EQUITY INCENTIVE PLAN (CONTINUED)

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

NOTE 11. - SIGNIFICANT CUSTOMERS

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which individually each exceeds 10% of total sales and collectively represent 59.7% of total sales.  Oligo DX, and Spectral DNC-L collectively account for another 14.9% of total sales. During Q210-YTD two customers generated 39.6% of the Company’s sales and 32.8% of the outstanding accounts receivable balance at June 30, 2010. These customers are distributors of the Company.

Sales to these customers during Q210-YTD and their accounts receivable at June 30, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$507,882	21.1%	$113,900	14.3%
B	$446,877	18.5%	$147,880	18.5%

Sales to these customers during Q209-YTD and their accounts receivable at June 30, 2009 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$285,136	16.3%	$1,812.3%
B	$423,385	24.2%	$186,853	34.8%

NOTE 12. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from June 30, 2010 through August 13, 2010, the date the financial statements were issued, and determined that there were no reportable subsequent events.

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

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop, market and sell products for skin care and personal care needs. Through its predecessors, including Divine Skin, Inc. (a New York company), the Company has been developing and marketing skin care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. Those assets and certain liabilities were used to capitalize Divine Skin, Inc. (a Florida corporation). The companies had common shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.

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

We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order-by-order basis.

Results of Operations for the Three Months Ended June 30, 2010 (Q210-QTR), As Compared to the Three Months Ended June 30, 2009 (Q209-QTR)

Revenues - Total revenues increased $573,403 or 78.9%, to $1,300,197 (Q210-QTR) from $726,794 (Q209-QTR). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which together represent 64.1% of total sales and Oligo DX and Spectral DNC-L, which together account for another 13.9% of total sales.

Revenues increased as a result of continuing efforts to attract new customers, expand its distribution channels and expand the product offering. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 43.9% of Q210-QTR revenues.

Cost of Goods Sold - Total cost of goods sold increased $125,566 or 61.2%, to $330,791 (Q210-QTR) from $205,225 (Q209-QTR). The increase is attributable to unexpected personnel turnover in our production, warehousing and fulfillment functions because of which, we incurred certain inefficiencies and increased costs in these functions.

Selling and Marketing Costs - Selling and marketing costs decreased $92,273 or 33.5%, to $183,134 (Q210-QTR) from $275,407 (Q209-QTR). The decrease is primarily due to the following:

–

Decreases of:

•

$77,218 for marketing and promotion costs, which we curtailed to focus on expanding our distribution channels and preparing new products for market;

•

$50,562 for warehousing expenses due to a reduction in outsourced distribution and relocation to a more functional facility;

•

$7,011 for travel and entertainment as a result of redirecting efforts to distributors; and

•

$8,691 for other selling and marketing costs, net

–

that were partially offset by increases of:

•

$41,445 for commissions and consulting expenses due increased sales force and expanded outsourced distribution; and

•

$9,764 for product development, as a result of redirecting resources to new products.

General and Administrative Costs - General and administrative costs increased $116,743 or 27.2%, to $555,259 (Q210-QTR) from $436,516 (Q209-QTR). The increase is primarily due to the following:

–

Increases of:

•

$88,245 professional fees which includes increased legal costs and accounting costs associated with SEC regulatory filings, plus outsourcing certain administrative services to supplement limited staffing resources;

•

$32,233 for personnel costs due to increased staffing and executive compensation;

$17,724 for amortization primarily related to the financial services option granted; and

•

$3,437 for other general and administrative expenses, including rent and utilities, net

–

that were partially offset by decreases of:

•

$24,896 in bad debts.

Other Income (Expense) - Other income (expense) increased $26,862 to $1,409 (Q210-QTR) from ($25,453) (Q209-QTR). The increase was primarily the result of one time expenses incurred in Q209-QTR that did not repeat in Q210-QTR.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $394,623 or 243.3% to $232,422 net income (Q210-QTR) from $162,201 net loss (Q209-QTR).

Results of Operations for the Six Months Ended June 30, 2010 (Q210-YTD) As Compared To the Six Months Ended June 30, 2009 (Q209-YTD)

Revenues - Total revenues increased $601,573 or 35.5%, to $2,295,270 (Q210-YTD) from $1,693,695 (Q209-YTD). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which together represent 59.7% of total sales and Oligo DX and Spectral DNC-L, which together account for another 14.9% of total sales.

Revenues have increased as a result of the Company’s efforts to expand its distribution. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 39.6% of Q210-YTD revenues.

Cost of Goods Sold - Total cost of goods sold increased $279,699 or 72.8%, to $663,769 (Q210-YTD) from $384,070 (Q209-YTD). Approximately $135,618 of the increase is attributable to the increase in sales volume based on Q209-YTD gross profit percentage. The remaining $144,081 of the increase is attributable in material cost fluctuations and production inefficiencies due to staffing instability.

Selling and Marketing Costs - Selling and marketing costs decreased $9,157 or 2.1%, to $417,676 (Q210-YTD) from $426,833 (Q209-YTD). The decrease was primarily due to the following:

–

Decreases of:

•

$42,430 for warehousing expenses due to a reduction in outsourced distribution and relocation to a more functional facility;

•

$23,975 for marketing and promotion costs, which we curtailed to focus on expanding our distribution channels and preparing new products for market;

•

$16,083 for travel and entertainment as a result of redirecting efforts to distributors;

•

$18,837 for call center operations which were discontinued, and

•

$1,016 for other selling and marketing costs, net,

–

that were partially offset by increases of:

•

$93,184 for commissions and consulting expenses due to expanding the sales force and outsourced distribution.

General and Administrative Costs - General and administrative costs increased $228,783 or 29.2%, to $1,003,286 (Q210-YTD) from $776,503 (Q209-YTD). The increase is primarily due to the following:

–

Increases of:

•

$111,614 professional fees which includes increased legal costs and accounting costs associated with SEC regulatory filings, plus outsourcing certain administrative services to supplement limited staffing resources;

•

$109,600 for personnel costs due to increased staffing and compensation paid as a result of the growth of our business and becoming a public company;

•

$35,350 for amortization primarily related to the financial services option granted; and

•

$13,301 for office supplies.

–

that were partially offset by decreases of:

•

$28,045 for bad debt; and

•

$13,735 for repairs and maintenance completed during 2009.

Other Income (Expense) - Other income (expense) increased $68,270 or 355.6% to $49,073 (Q210-YTD) from ($19,198) (Q209-YTD). The increase was primarily a result of net settlements of various supplier related claims and litigations for less than the original claim, net of various other nominal expenses which individually are not significant.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $204,227 or 368.7% to $259,612 net income (Q210-YTD) from $55,385 net income (Q209-YTD).  The increase in net income is primarily a result of expanded sales to additional customers.

Liquidity and Capital Resources

We had working capital of $1,471,730 at June 30, 2010. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Our losses from 2008 and 2009 operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through the sale of common shares under private placements which we began in early 2009.

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

During the six months ended June 30, 2010, the Company accepted $460,000 from three foreign investors to subscribe for an aggregate of 2,846,000 shares of our common shares under a private offerings pursuant to Regulation S under the Securities Act of 1933, as amended. The offerings provided for issuance costs of 30% which amounted to $138,000 in relation to the offerings. As a result, the Company netted $322,000 in proceeds from the subscription.

Financial Position

Total Assets - Our total assets increased $373,462 or 15.3% to $2,817,885 as of June 30, 2010 from $2,444,423 as of December 31, 2009 primarily as a result of a net increase in current assets of $400,419; which was partially offset by a net decrease in furniture and equipment of $2,500, primarily associated with depreciation; and a net decrease in other assets of $29,457 primarily associated with amortizing our prepaid Brazilian distribution agreement.

Current Assets - The net increase in current assets was associated with a $408,316 increase in inventory levels and a $108,936 increase in accounts receivable, which was partially offset by a $116,673 decrease in cash.

Inventory - Inventory levels increased 59%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our finished product.

The increased inventory level on hand at June 30, 2010, represents approximately 84.9% of annualized COGS or a 10 month supply based on the annualized sell through rate achieved for the six months ended June 30, 2010. Management has begun to increase its stocking levels of raw materials as a result of the addition of a significant customer who operates a chain of salons. We are anticipating increasing sales, which we expect to materialize prior to the end of 2010. Management also understands that these inventory decisions result in an inventory turnover rate of 1.2 times. Management intends to improve this turnover rate in the future and its ultimate goal remains to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at June 30, 2010.

Accounts Receivable – Our accounts receivable at June 30, 2010 were $798,420. This represents a 15.8% increase in the accounts receivable balance at December 31, 2009. The increase is the result of expanded sales and customer base. Management believes that its current receivables are collectable and have adequately reserved those in doubt.

Cash – The decrease in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Three months June 30, 2010

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2010 of $422,116. Net cash used reflects cash provided by adjusted net income for the period ended of approximately $420,822, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $842,938 of cash used to support net changes in working capital items, which included:

•

a $139,228 increase in accounts receivable as a result of expanded sales;

•

a $408,316 increase in inventory costs due to the increase in raw materials and bulk materials for current production;

•

a $313,231 decrease in accounts payable as a result of satisfying certain outstanding vendor balances, and

•

a $17,837 net increase in other current payables and decrease in other current receivables.

Cash Flows used in Investing Activities

Our investing activities used $16,557 in net cash during the six months ended June 30, 2010. Net cash used is composed of additional deposits required on for new leased facilities and the acquisition of new inventory management software.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $322,000 for the six months ended June 30, 2010. We raised approximately $460,000 through sales of our common stock at $0.18 - $0.15 per share, net of $138,000 in issuance costs.

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

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, the Company issued an aggregate of 1,112,000 shares of common stock to two foreign investors in consideration of gross proceeds of $200,000 under a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Act”). The Company paid fees and commissions of approximately $60,000. As a result, the Company netted $140,000 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 111,200 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

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

During the six months ended June 30, 2010, the Company issued an aggregate of 1,734,000 shares of common stock to two foreign investors in consideration of gross proceeds of $260,000 under a private placement pursuant to Regulation S under the Act. The Company paid fees and commissions of approximately $78,000. As a result, the Company netted $182,000 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 173,400 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED)

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

Date: August 15, 2010
DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer