Form 10-Q
period 2010-09-30
Divine Skin Inc.
filed 2010-11-15
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

There were 93,717,001 shares of common stock outstanding as of November 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Balance Sheets

	September 30, 2010	December 31, 2010

ASSETS	(Unaudited)
Current Assets
Cash	$262,260	$259,449
Accounts receivable, net	875,638	689,484
Inventory	1,154,195	718,108
Prepaid expenses and other current assets	77,736	8,054

Total Current Assets	2,369,829	1,675,095

Furniture and Equipment, net	28,892	30,038
Other Assets	705,443	739,290

TOTAL ASSETS	$3,104,164	$2,444,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$530,236	$1,061,422
Other current liabilities	42,087	13,394

TOTAL LIABILITIES	572,323	1,074,816

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 93,717,001 and 89,986,001 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	93,717	89,986
Additional paid-in-capital	2,478,632	1,660,841
Stock subscription	(4,556)	—
Accumulated deficit	(45,952)	(391,220)

Total Shareholders' Equity	2,531,841	1,369,607

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,104,164	$2,444,423

See accompanying notes to the unaudited consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product sales	$1,579,256	$907,114	$3,991,720	$2,656,318
Service revenue	(6,111)	18,975	(6,110)	21,575
Less returns and allowances	(50,086)	29,416	(167,281)	(26,094)

Net revenue	1,523,059	955,505	3,818,329	2,651,799

Cost of Goods Sold	573,349	319,086	1,237,118	753,157

Gross Profit	949,710	636,419	2,581,211	1,898,642

Operating Costs and Expenses:
Selling and marketing	316,205	490,660	733,881	867,493
General and administrative	525,356	423,451	1,530,992	1,199,953

Total operating costs and expenses	841,561	914,111	2,264,873	2,067,446

Operating Income	108,149	(277,692)	316,338	(168,805)

Other Income (Expense)
Interest income	—	0	—	73
Interest expense	—	(794)	—	(2,035)
Other	(4,499)	111,166	46,924	93,137

Total other income (expense)	(4,499)	110,372	46,924	91,175

Income Before Taxes	103,650	(167,320)	363,262	(77,630)

Income Tax Provision (Benefit)	17,994	(34,307)	17,994	—

Net Income	$85,656	$(133,013)	$345,268	$(77,630)

Basic Earnings per Share:
Weighted average shares	93,450,369	92,766,124	92,051,946	90,972,405
Earnings per share	$0.001	$(0.00)	$0.004	$(0.001)

Diluted Earnings per Share:
Weighted average shares	94,528,222	92,842,879	92,847,740	91,049,160
Earnings per share	$0.001	$(0.00)	$0.004	$(0.001)

See accompanying notes to the unaudited consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$345,268	$(77,628)
Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	65,910	12,580
Allowance for doubtful accounts	30,292	—
Stock issued for services	4,500	18,500
Warrants issued for capital raise	98,600	—
Warrants vested for services	112,000	—
Changes in operating assets and liabilities:
Accounts receivable	(216,446)	(556,142)
Inventory	(436,087)	(333,250)
Prepaid expenses and other current assets	318	(15,142)
Accounts payable and accrued expenses	(414,663)	349,478
Other current liabilities	28,692	258,741
Net cash (used in) operating activities	(381,616)	(342,862)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(8,514)	(8,329)
Proceeds from disposal of furniture and equipment	—	167
Recovery (issuance) of advances	(13,000)	29,587
Security deposits	(9,403)	—
Net cash (used in) provided by investing activities	(30,917)	21,425

Cash Flows from Financing Activities:
Proceeds from sale of stock to others	587,844	1,000,600
Less Issuance costs	(172,500)	(300,180)
Net cash provided by financing activities	415,344	700,420

(Decrease) Increase in cash	2,811	378,982
Cash, Beginning of Period	259,449	141,918

Cash, End of Period	$262,260	$520,900

Supplemental Information:
Cash paid for interest	$—	$42
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Capitalization of undistributed subchapter S losses	$—	$430,693
Warrants for financial consulting services	$135,426	$—
Shares issued for prepaid IR services	$70,000	$—

See accompanying notes to the unaudited consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q309-QTR

Three months ended September 30, 2009

Q310-QTR

Three months ended September 30, 2010

Q309-YTD

Nine months ended September 30, 2009

Q310-YTD

Nine months ended September 30, 2010

Organization and Nature of Business

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

In January 2009, the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida Corporation) for a nominal amount. DS Laboratories, Inc. was established in January 2007 for the purposes to holding the trade and brand name. The Company recorded no transactions during the fiscal years 2007 and 2008. DS Laboratories, Inc. was a related but separate entity until the acquisition. Subsequent to the acquisition, DS Laboratories, Inc. operates as a wholly owned subsidiary of the Company.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 2009 results to conform to the presentation used in 2010.

Interim Financial Statements

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2010 and December 31, 2009 the provision for doubtful accounts was $26,304 and $25,000, respectively.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

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

Allowance for Credit Losses: In July 2010, the FASB issued ASU No. 2010-20 “Receivables” (Topic 310).  ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses.  The entity must provide disclosures about its financing receivables on a disaggregated basis.  For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010.  For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011.  The Company is evaluating the impact ASU No. 2010-20 will have on the financial statements.

Technical Amendments: In August 2010, the FASB issued ASU No. 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” and ASU No. 2010-22 “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”.  ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies.  ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics.  Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance.  The amendments in ASU No. 2010-21 and No. 2010-22 will not have a material impact on the Company’s financial statements.

Other ASUs not effective until after September 30, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Bulk product and raw materials	$661,116	$267,267
Work in process	—	—
Merchandise inventory	299,898	310,970
Inventory in transit	193,181	139,871
	$1,154,195	$718,108

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

Management evaluated the inventory at September 30, 2010 and December 31, 2009 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

NOTE 5. – OTHER ASSETS

Significant components of other assets at September 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Distribution rights	$750,000	$750,000
Less amortization of distribution rights	(75,000)	(18,750)
Net distribution rights	675,000	731,250
Security deposits	17,403	8,000
Joint Venture Investment in Brazilian Distribution	13,000	—
Other deposits	40	40
	$705,443	$739,290

Distribution rights – The Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil.  The transaction is valued at the private placement price of $0.25 per share.  The Company is currently developing a generic Minoxodil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the quarter ended December 31, 2010.

The Company will amortize its distribution rights over the next 10 year as follows:

	2010	2011	2012	2013	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$18,750	$75,000	$75,000	$75,000	$431,250	$675,000
	$18,750	$75,000	$75,000	$75,000	$431,250	$675,000

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. – OTHER ASSETS (CONTINUED)

Security deposits – Security deposits represent funds advanced for our office and production facilities.

Joint venture investment – In order to exploit our exclusive distribution rights in Brazil, we began to process of establishing distribution capabilities in Brazil.  We have begun obtaining appropriate licenses and certifications and have engaged a successful distributor/operator through an informal agreement that will culminate in a formal joint venture agreement for Brazilian distribution.

NOTE 6. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2010 and December 31, 2009 consist primarily of:

	2010	2009
Trade payables	$193,503	$394,358
Advances to vendors	496	24,345
Accrued expenses and claims:
Advertising and marketing	237,782	364,566
Production materials	31,313	38,460
Freight	25,367	24,349
Human resources	24,349	12,684
Professional fees	—	—
Funding costs	2,100	—
Warrant expense	—	116,522
Credits due to customers	7,092	2,421
Other	8,235	83,717
	$530,236	$1,061,422

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

NOTE 7. – COMMITMENTS AND CONTINGENCIES

During Q310-YTD and 2009, the Company operated under several material agreements as listed below:

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is committed to lease payments over the next five years are as follows:

	2010	2011	2012	2013	Beyond	Total
Facility Leases:
Miami Beach (Office)	$—	$—	$—	$—	$—	$—
Pompano Beach (Production)	8,374	13,957	—	—	—	22,331
Deerfield Beach (Production)	10,313	42,213	43,901	45,657	47,483	189,566
	$18,686	$56,170	$43,901	$45,657	$47,483	$211,897

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. The pending and threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin has vigorously challenged those claims on the grounds of the substandard materials or services provided. We established an accrual for certain media, materials and freight supplier claims of $329,145 and $440,059 at September 30, 2010 and December 31, 2009, respectively.

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

Common Stock Sold Under 2009 Private Placement Memorandum (PPM)

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. – EQUITY (CONTINUED)

The following table summarizes transactions under the private placement offering as follows:

	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2008	426,348	$0.50	$213,174	$(63,952)	$149,222
2009
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

Common Stock Sold Under 2010 Private Placement

During the first quarter of 2010, the Company began selling its common stock, at a purchase price between $0.15-$0.20 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares under Regulation S. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offerings as follows:

	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900

	3,506,000	$0.17	$594,500	$(174,600)	$419,900

Other Issues of Common Stock

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

During the first quarter of 2010 the Company issued 25,000 shares for services valued at $0.18 per share, which resulted in an expense of $4,500.

During the third quarter of 2010 the Company issued 200,000 shares for investor relations services valued at $0.35 per share, which resulted in an expense of $70,000.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. – EQUITY (CONTINUED)

Warrants

The Company has issued warrants to the selling agent to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s “repriced” sale price of $0.25 per share, the warrants are “in the money” upon issuance.  For the year ended December 31, 2009 the Company issued warrants for 485,510 shares related to the PPM, which resulted in issuance costs of $116,522, based on the value of the warrants granted.

During Q110-QTR, the selling agent assisted in a private sale of 1,112,000 share of the Company’s common stock under Regulation S.  The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering.  Accordingly, the Company issued warrants for 111,200 shares related to the private sale of shares.  Accordingly, accrued an additional expense for financial consulting services, based on the value of the warrants of $18,904.

During Q210-QTR, the selling agent assisted in a private sale of 1,734,000 the Company’s common stock under Regulation S.  The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering.  Accordingly, the Company issued warrants for 173,400 shares related to the private sale of shares.  Accordingly, accrued an additional expense for financial consulting services, based on the value of the warrants of $58,956.

During Q310-QTR, the selling agent assisted in a private sale of 660,000 the Company’s common stock under Regulation S.  The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering.  Accordingly, the Company issued warrants for 61,000 shares related to the private sale of shares.  Warrants were not offered on the sale of 50,000 shares.  Accordingly, accrued an additional expense for financial consulting services, based on the value of the warrants of $20,740.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	485,510	$0.01	4.0	$116,522
Issued	345,600	$0.01	5.0	98,600
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2010	831,110	$0.01	4.5	$215,122
Exercisable at September 30, 2010	831,110	$0.01	4.5	$215,122

To date, no warrants have been exercised.  Effective September 30, 2010 the accrued warrant liability of $215,122 was transferred to additional paid in capital.

Option

The selling agent engaged by the Company under the 2009 PPM has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter.  During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $112,000 in Q310-YTD reflecting the structured vesting.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. – EQUITY (CONTINUED)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	0	$0.01	0.0	$0
Issued	2,000,000	$0.01	4.5	700,000
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2010	2,000,000	$0.01	4.5	$700,000
Exercisable at September 30, 2010	466,667	$0.01	4.5	$163,333

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

NOTE 9. – INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$16,465	$—
State	1,529	—
Deferred:
Federal	110,677	(27,170)
State	10,277	(2,523)
Increase (Decrease) in valuation allowance	(120,954)	29,693

Total provision (benefit) for income taxes	$17,994	$—

The provision for income taxes for the nine months ended September 30, 2010 was offset by available net operating loss carry-forwards.  However, management expects those available credits to be exhausted during 2010.

The provision for income taxes for the nine months ended September 30, 2010 and 2009 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2010	2009

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at September 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$—	$120,954
	—	—
Total deferred tax assets	—	120,954
Valuation allowance	—	(120,954)
Net deferred tax assets	$—	$—

As of September 30, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $0 and $120,954, which relates to net operating losses. The pro forma valuation allowance decreased $120,954 in the nine months ended September 30, 2010. The decrease in Q310-YTD was attributable to accumulated net operating losses being offset by net income reported in nine months ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $0 and $316,220, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2027.

As of September 30, 2010 and 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties. The Company is not under examination by either the US Federal or State of Florida tax authorities.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. - SIGNIFICANT CUSTOMERS

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which individually each exceeds 10% of total sales and collectively represent 41.2% of total sales.   Oligo DX, and Spectral DNC-L collectively account for another 15.3% of total sales. During Q310-YTD two customers generated 43.3% of the Company’s sales and 35.1% of the outstanding accounts receivable balance at September 30, 2010.  These customers are distributors of the Company.

Sales to these customers during Q310-YTD and their accounts receivable at September 30, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$847,393	22.2%	$236,953	27.1%
B	$804,246	21.1%	$ 70,120	8.0%

Sales to these customers during Q309-YTD and their accounts receivable at September 30, 2009 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$690,346	26.0%	$361,318	36.2%
B	$442,415	16.7%	$ 0	0.0%

NOTE 12. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from September 30, 2010 through November 10, 2010, the date the financial statements were issued, and determined that there were no reportable subsequent events.

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

Results of Operations for the Three Months Ended September 30, 2010 (Q310-QTR), As Compared to the Three Months Ended September 30, 2009 (Q309-QTR)

Revenues - Total revenues increased $567,555 or 59.4%, to $1,523,059 (Q310-QTR) from $955,505 (Q309-QTR).  The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which together represent 48.8% of total sales and Oligo DX and Spectral DNC-L, which together account for another 13.5% of total sales.

Revenues increased as a result of continuing efforts to attract new customers, expand its distribution channels and expand the product offering. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 40.5% of Q310-QTR revenues.

Cost of Goods Sold - Total cost of goods sold increased $254,263 or 79.7%, to $573,349 (Q310-QTR) from $319,086 (Q309-QTR).  The increase is attributable to unexpected personnel turnover in our production, warehousing and fulfillment functions because of which, we incurred certain inefficiencies and increased costs in these functions.

Selling and Marketing Costs - Selling and marketing costs decreased $174,485 or 35.6%, to $316,205 (Q310-QTR) from $490,660 (Q309-QTR). The decrease is primarily due to the following:

–

Decreases of:

•

$174,658 for marketing and promotion costs, which we curtailed to focus on expanding our distribution channels and preparing new products for market;

•

$69,376 for warehousing expenses due to expanded outsourced production and relocation to a more functional facility;

•

$26,629 for freight and shipping expenses as a result of improved bulk rate shipping costs during Q310-QTR; and

•

$11,745 for other selling and marketing costs, net

–

that were partially offset by increases of:

•

$85,304 for commissions and consulting expenses due increased sales force and expanded distributor base; and

•

$22,619 for travel and entertainment, as a result of increased customer visits to attract new customers and present new products.

General and Administrative Costs - General and administrative costs increased $101,905 or 24.1%, to $525,356 (Q310-QTR) from $423,451 (Q309-QTR). The increase is primarily due to the following:

–

Increases of:

•

$110,298 for personnel costs due to increased staffing and executive compensation;

•

$20,328 for bad debts as a result of increased credit risks associated with expanding customer base;

•

$17,981 for depreciation and amortization primarily related to the financial services options granted;

•

$9,345 for office supplies primarily for supplies and consumables related to the customer expansion; and

•

$22,397 for other general and administrative expenses, including bank fees and utilities, net

–

that were partially offset by decreases of:

•

$67,428 for professional fees primarily as a result of costs incurred in Q309-QTR related to the Company’s SEC registration statements and resolving various legal matters which did not repeat in Q310-QTR, and

•

$11,016 for rent primarily a result of Company maintaining two office locations in Q309-QTR which did not repeat in Q310-QTR.

Other Income (Expense) - Other income (expense) decreased $114,871 to ($4,499) (Q310-QTR) from $110,372 (Q309-QTR). The decrease was primarily the result of one time income from favorable settlements of certain vendor disputes in Q309-QTR that did not repeat in Q310-QTR.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $218,669 or 164.4% to $85,656 net income (Q310-QTR) from $133,013 net loss (Q309-QTR).

Results of Operations for the Nine Months Ended September 30, 2010 (Q310-YTD) As Compared To the Nine Months Ended September 30, 2009 (Q309-YTD)

Revenues - Total revenues increased $1,166,530 or 44.0%, to $3,818,329 (Q310-YTD) from $2,651,799 (Q309-YTD). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR008, which together represent 41.2% of total sales and Oligo DX and Spectral DNC-L, which together account for another 15.3% of total sales.

Revenues have increased as a result of the Company’s efforts to expand its distribution. The Company conducts a significant portion of business with two distributors, Cellway International, Inc. and WR Group, Inc., which total approximately 43.3% of Q310-YTD revenues.

Cost of Goods Sold - Total cost of goods sold increased $483,961 or 64.3%, to $1,237,118 (Q310-YTD) from $753,157 (Q309-YTD).  Approximately $331,250 of the increase is attributable to the increase in sales volume based on Q309-YTD gross profit percentage.  The remaining $152,713 of the increase is attributable in material cost fluctuations and production inefficiencies due to staffing instability.

Selling and Marketing Costs - Selling and marketing costs decreased $133,612 or 15.4%, to $733,881 (Q310-YTD) from $867,493 (Q309-YTD). The decrease was primarily due to the following:

–

Decreases of:

•

$198,633 for marketing and promotion costs, which we curtailed to focus on expanding our distribution channels and preparing new products for market;

•

$61,806 for warehousing expenses due to expanded outsourced production distribution and relocation to a more functional facility;

•

$30,992 for freight and shipping expenses as a result of improved bulk rate shipping costs during Q310-YTD, and

•

$19,202 for call center operations which were discontinued, and

•

$1,467 for other selling and marketing costs, net,

–

that were partially offset by increases of:

•

$178,488 for commissions and consulting expenses due to expanding the sales force and distributor base.

General and Administrative Costs - General and administrative costs increased $331,038 or 27.6%, to $1,530,992 (Q310-YTD) from $1,199,953 (Q309-YTD).  The increase is primarily due to the following:

–

Increases of:

•

$219,898 for personnel costs due to increased staffing and compensation paid as a result of the growth of our business and becoming a public company;

•

$53,331 for depreciation and amortization primarily related to the financial services option granted;

•

$44,366 professional fees which includes increased legal costs and accounting costs associated with SEC regulatory filings and going public in early 2009, plus outsourcing certain administrative services to supplement limited staffing resources, and

•

$22,646 for office supplies and consumables, and

•

$7,153 for other general and administrative expenses, including bank fees and utilities, net

–

that were partially offset by decreases of:

•

$16,355 for facilities and production equipment repairs and maintenance  completed during 2009.

Other Income (Expense) - Other income (expense) decreased $44,251or 48.5% to $46,924 (Q310-YTD) from $91,175 (Q309-YTD).  The decrease was primarily a result of net settlements of various supplier related claims and litigations for less than the original claim, net of various other nominal expenses which individually are not significant that are from Q309-YTD and did repeat for Q310-YTD.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) increased $422,896 or 544.8% to $345,268 net income (Q310-YTD) from $77,628 net loss (Q309-YTD).   The increase in net income is primarily a result of expanded sales to additional customers.

Liquidity and Capital Resources

We had working capital of $1,797,506 at September 30, 2010.  Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Our losses from 2008 and 2009 operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through the sale of common shares under private placements which we began in early 2009.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities over the next 12 months.  To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, and the private placement of our securities.

During the nine months ended September 30, 2010, the Company accepted $594,500 from 6 investors to subscribe for an aggregate of 3,506,000 shares of our common shares under a private offering pursuant to Section 4(2) and Regulation S under the Securities Act of 1933, as amended.  The offerings provided for issuance costs of 30% which amounted to $174,600 in relation to the offerings.  As a result, the Company netted $419,900 in proceeds from the subscription.

Financial Position

Total Assets - Our total assets increased $659,741 or 27.0% to $3,104,164 as of September 30, 2010 from $2,444,423 as of December 31, 2009 primarily as a result of a net increase in current assets of $694,734; which was partially offset by a net decrease in furniture and equipment of $1,146, primarily associated with depreciation; and a net decrease in other assets of $33,847 primarily associated with amortizing our prepaid Brazilian distribution agreement.  See footnote 5 to the financial information.

Current Assets - The net increase in current assets was primarily associated with a $436,087 increase in inventory levels to support future expanding sales and a $186,154 increase in accounts receivable as a result of sales increases to date.

Inventory - Inventory levels increased 60.7%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production costs and to support the in-house formulation of our finished product.  Inventory levels also increased due to increased purchases to support future expanded sales.

The increased inventory level on hand at September 30, 2010, represents approximately 70% of annualized COGS or a 8.4 month supply based on the annualized sell through rate achieved for the nine months ended September 30, 2010.  Management has begun to increase its stocking levels of raw materials as a result of the addition of a significant customer who operates a chain of salons.  We are anticipating increasing sales, which we expect to materialize prior to the end of 2010.  Management also understands that these inventory decisions result in an inventory turnover rate of 1.4 times. Management intends to improve this turnover rate in the future and its ultimate goal remains to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at September 30, 2010.

Accounts Receivable – Our accounts receivable at September 30, 2010 were $875,638.  This represents a 27.0% increase in the accounts receivable balance at December 31, 2009.  The increase is the result of expanded sales and customer base.  Management believes that its current receivables are collectable and have adequately reserved those in doubt.

Cash – The decrease in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Nine months September 30, 2010

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2010 of $381,616. Net cash used reflects cash provided by adjusted net income for the period ended of approximately $726,570, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. $1,108,186 of the net cash provided by adjusted net income was used to support net changes in working capital items, which included:

•

a $216,446 increase in accounts receivable as a result of expanded sales;

•

a $436,087 increase in inventory costs due to the increase in raw materials and bulk materials for current production;

•

a $69,682 increase in prepaid expenses as a result of prepaying certain investor relations consulting contracts;

•

a $414,663 decrease in accounts payable as a result of satisfying certain outstanding vendor balances, and

•

a $28,692 net increase in other current payables and decrease in other current receivables.

Cash Flows used in Investing Activities

Our investing activities used $30,917 in net cash during the nine months ended September 30, 2010. Net cash used is composed of additional deposits required on for new leased facilities and the acquisition of new inventory management software.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $415,344 for the nine months ended September 30, 2010. We raised approximately $587,844 through sales of our common stock at $0.15 - $0.25 per share, net of $172,500 in issuance costs.

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

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2010, the Company issued 50,000 shares of common stock to a foreign investor in consideration of gross proceeds of $12,500 under a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). The Company paid no fees or commissions. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During July 2010, the Company issued 200,000 shares to a service provider pursuant to the terms of an investor relations and consulting agreement.  The shares are valued at $0.35 per share.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Act.  The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During August 2010, the Company issued an aggregate of 610,000 shares of common stock to two foreign investors in consideration of gross proceeds of $122,000 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $36,000. As a result, the Company netted $85,400 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 61,000 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 14, 2009 (2)
3.3	Bylaws of Divine Skin, Inc. (1)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Kane Concourse Lease Agreement (1)
10.2.1	Kane Concourse Lease Termination Agreement (1)

10.2.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement (1)
10.4	Form of Exclusive Distribution Agreement (1)
10.5	Amendment to Gamma Investors Exclusive Distribution Agreement(3)
10.6	Form of Regulation S Subscription Agreement(3)
10.7	Form of Section 4(2) Subscription Agreement(3)
10.8	Form of Services Agreement(3)
14.1	Code of Ethics(4)
21.1	List of subsidiaries of the Company(1)
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
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

Date: November 12, 2010	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer