Form 10-K
period 2010-12-31
Divine Skin Inc.
filed 2011-04-15
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Miami Beach, FL 33139

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $5,462,851.60 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 23, 2011 there were 98,572,001 shares outstanding.

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

Our corporate headquarters are located at 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139. Our phone number is (888) 404-7770 and our corporate website can be found at www.divineskin.com.  Information contained on our website is not part of this report.

History

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

During fourth quarter 2009, the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market.  The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

During first quarter 2010, the Company filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB).

During third quarter 2010, the Company engaged in establishing a joint venture distribution company with its exclusive Brazilian distributor.  The purpose of the joint venture is to capitalize on its exclusive distribution rights in Brazil.  The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products.  The Company expects to complete the licensure process and commence sales in Q4 2011.  As of December 31, 2010, the Company has invested $26,000 in this venture.

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

Nia Conditioner

Nia Conditioner is designed to complement Nia Hydrating Shampoo.

NR-08

NR-08 is a hair loss spray containing minoxidil and other ingredients. This product is currently only available for sale outside the United States.

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

Beauty Care

Revita.EPS

Revita.EPS is a product based on advanced bio-peptides that are designed to grow and increase the length and girth of eyelash hair. The bio-peptides include SymPeptide 226EL, which under independent studies conducted by Symrise Corporation in 2007 have shown a 25% increase in eyelash length after 2 weeks of use. Rather than packaging the product in the form of an eye lash curler, Revite.EPS is packaged in disposable individual use packets that we believe will provide better hygiene and reduce the risk of eye infection. This product was launched in 2010.

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

The Company has entered into an Exclusive Distribution Agreement with Cellway International, Inc. (“Cellway”). Under an agreement dated November 25, 2008, the Company has granted Cellway the exclusive distribution rights for its current products throughout Japan. The term of the agreement is for a period of ten years unless earlier terminated by the Company or Cellway. Cellway may terminate this agreement at any time after December 31, 2009 by providing the Company with not less than 30 days advance written notice. In addition, the Company may terminate the agreement if Cellway fails to comply with minimum sales quotas of 25,000 product units per year. For the year ended December 31, 2010 and December 31, 2009, revenues from the Company’s relationship with Cellway were in excess of 10% per year.

The Company has entered into an Exclusive Distribution Agreement with WR Group, Inc. (“WR Group”). Pursuant to the Exclusive Distribution Agreement dated March 1, 2009, the Company has granted WR Group the exclusive rights to distribute its current products within the European Union. The term of the agreement is for a period of ten years unless earlier terminated by WR Group with not less than 30 days written notice to the Company. In addition, the Company may terminate the agreement if WR Group fails to comply with minimum sales quotas of 25,000 product units per year.  For the year ended December 31, 2010 and December 31, 2009, revenues from the Company’s relationship with WR Group were in excess of 10% per year.

During the third quarter of 2009, we entered into a private label and distribution agreement with WR Group to develop a private label brand of premium products and associated packaging materials based on our current product lines under the “Pure Guild” brand.  We own a 50% interest in the Pure Guild brand and the perpetual exclusive rights to manufacture the Pure Guild products.  In exchange for these rights we provided $106,666 of product to WR Group, representing approximately 70% the initial stocking order.

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

The exclusive distribution agreement, as amended for Brazil is entered into with Gamma Investors under a ten year agreement dated September 1, 2009, as amended. Gamma Investors may terminate the agreement with 30 days notice. The agreement is also subject to minimum purchase requirements. As additional compensation for marketing and consulting services provided under the agreement by Gamma Investors, the Company issued Gamma Investors 3,000,000 shares of restricted common stock.  During third quarter 2010, we began establishing a joint venture distribution company with Gamma and its affiliates.  The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products.  The Company expects to complete the licensure process and commence sales in late 2011.

The Company has also entered into non-exclusive distribution arrangements in Turkey, Canada, Lebanon, Hong Kong and Bangladesh.

Research and Development

We perform our research and development (formulation) at our executive offices, primarily through the services of our chief executive officer and a chemist. During 2009 and 2010 the Company expensed approximately $31,400 and $127,048, respectively, to research and development. None of these costs were borne directly by our customers.

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

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) which could result in the removal of those products from the market and delay the sale of these products. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. The extent that potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

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

Employees

December 31, 2010, we had 11 fulltime employees, including two in product research and development, 12 in operations and customer services, and one in administrative and finance positions. In addition, we have one part-time employee. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The Company leases its current executive offices and research laboratory in Miami Beach, Florida under a lease agreement dated December 14, 2007 and amended in July 2009. Under the lease agreement as amended, the lease term was through December 31, 2009 and the monthly cost for this space was approximately $6,500. The lease agreement was originally for a term of five years. Pursuant to the amendment, the landlord agreed to terminate the lease on December 31, 2009 in consideration for a payment of approximately $39,000. The lease, as amended, is guaranteed by our executive officers.  We currently occupy this space on a month-to-month basis at a cost of approximately $5,700 per month.  We believe this space is adequate to maintain our current business operations.  We intend to negotiate a new lease for our current offices or seek alternative space in Miami.

In March 2010, the Company entered into a lease for 7,500 square feet in new production facilities in Deerfield Beach, Florida.  The new facility replaced its Pompano Beach production facilities and began operations in April 2010.  The lease provides for monthly rentals of $3,437 in monthly rent in the first year with an increasing scale for years two through five.  The lease matures in five years and provides for a five year renewal option.

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for monthly rentals of $1,600 in monthly rent in the first year with a small increase in the second year.  The lease matures in two years and provides for a two year renewal option.

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida to assemble small production runs of its products.  The lease provides for monthly rent of $2,600 and terminated in March 2011.

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

Item 3.

Legal Proceedings.

The Company was the defendant in a claim filed by Rodale, Inc. in the Eleventh District Court in and for Miami-Dade County, Florida under which Rodale made a claim against the Company for outstanding fees due for advertising services provided by Rodale in the amount of $168,264. The Company has settled the claim and the Company is currently making monthly payments of $3,000 against the outstanding fees. The Company owes $117,264 to Rodale at December 31, 2010.

The Company has received several threatened litigations from various suppliers and service providers typically over non-payment for goods or services.  The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin.  Such vendor disputes are typical in the normal course of business.  Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided.  However, we established an accrual for certain media, materials and freight supplier claims of $111,777 at December 31, 2010.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Item 4.

[Removed and Reserved].

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol “DSKX”. Quotation commenced during first quarter 2010. As of March 23, 2011, there were approximately 100 shareholders of record.  As of March 22, 2010, the closing sale price of our common stock as reported on the OTC Bulletin Board was $0.45.

	Calendar Year 2010
	High Bid	Low Bid
First Quarter	$-0-	$-0-
Second Quarter	$0.35	$0.30
Third Quarter	$0.33	$0.15
Fourth Quarter	$0.38	$0.30

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

During the six months ended June 30, 2010, the Company issued 1,734,000 shares of common stock to a foreign investor in consideration of gross proceeds of $260,000 under a private placement pursuant to Regulation S under the Act. The Company paid fees and commissions of approximately $78,000. As a result, the Company netted $182,000 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 173,400 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

During July 2010, the Company issued 50,000 shares of common stock to an investor in consideration of gross proceeds of $12,500 under a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). The Company paid no fees or commissions. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During July 2010, the Company issued 200,000 shares to a service provider pursuant to the terms of an investor relations and consulting agreement.  The shares are valued at $0.35 per share.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Act.  The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.  The Company has demanded the return of these shares from the service provider, as the Company believes that the service provider has failed to perform.

During July and August 2010, the Company issued an aggregate of 610,000 shares of common stock to two foreign investors in consideration of gross proceeds of $122,000 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $36,000. As a result, the Company netted $85,400 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 61,000 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

During the three months ended December 31, 2010, the Company issued 244,000 shares of its common stock to a service provider for investor relations and consulting services.  The shares are valued at $0.36 per share.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Act.  The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During November 2010, the Company issued 1,000,000 shares of common stock to a foreign investor in consideration of gross proceeds of $250,000 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $75,000. As a result, the Company netted $175,000 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

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

Accounts Receivable -- Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory -- Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Revenue Recognition -- Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

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

Long Lived Assets -  The Company has adopted ASC 360-10, “Furniture and Equipment”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2009 and December 31, 2010. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this prospectus.

Year Ended December 31, 2009 (“YTD-2009”) to the Year Ended December 31, 2010 (“YTD-2010”)

Revenues, net -- Net revenues increased $1,932,720 or 55%, from $3,519,804 (YTD-2009) to $5,452,523 (YTD-2010). The Company’s product revenues represent primarily sales of Revita, NR-08 and Spectral DNC, which collectively represent 58.4% of total sales.

Revenues have increased as a result of the Company’s efforts to establish distribution agreements with distributors in several global target markets and a general increase in market acceptance of our products. The Company conducts a significant portion of business with Cellway International, Inc. and WR Group under exclusive distribution agreements. Revenues from the agreements accounted for approximately 43.9% of the Company’s total revenues during 2010.

Cost of Goods Sold -- Total cost of goods sold increased $779,717 or 71%, from $1,103,443 (YTD-2009) to $1,883,160 (YTD-2010).  The increase was due to our increase in sales and changes in formula costs and production.  Approximately $689,652 of the increase is directly related to our increase in sales. Approximately $90,065 of the increase in cost of goods sold was attributable to changes in product mix, changes in product formulation and increased material costs.

Selling and Marketing Costs -- Selling and marketing costs increased $276,322 or 23%, from $1,201,874 (YTD-2009) to $1,478,196 (YTD-2010). The increase is primarily due to the following:

–

Increases in:

•

$358,975 for consulting and commission costs due to increased costs of expanding our customer base, distribution representatives and growing our sales,

•

$13,745 for freight and shipping costs also resulting from our expanding sales and changes in shipping methods.

•

$17,048 for travel and entertainment costs incurred to expand and promote additional sales, and

•

$4,201 net, for other selling and marketing costs.

–

Decreases in:

•

$50,693 for warehousing costs as a result of transferring a portion of our outsourced warehousing activities to “in house” facilities,

•

$48,139 for marketing and promotion costs incurred to broaden our product offering and promote additional sales, and

•

$18,815 for call center operations as a result of its discontinuance.

General and Administrative Costs -- General and administrative costs increased $622,340 or 38%, from $1,649,808 (YTD-2009) to $2,272,149 (YTD-2010). The increase is due to the following:

–

Increases in:

•

$204,144 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

•

$82,439 for amortization and depreciation expense associated primarily with amortizing various deferred costs such as the exclusive distribution rights agreement,

•

$222,423 for professional fees paid to (i) attorneys related to various matters, including, but not limited to SEC, FDA, trademark and employment compliance matters and (ii) accountants related to costs of SEC compliance and corporate compliance and outsourced accounting services.,

•

$51,515 for office expenses associated with supporting increased sales and operations,

•

$30,370 for increased bad debts and write offs, and

•

$49,329 net, for various other general and administrative costs.

–

Decreases in:

•

$17,879 for repairs and maintenance costs associated as a result of timing of the repairs.

Other Income, net -- Other income, net decreased $87,934 or 74% from $119,102 income (YTD-2009) to $31,168 income (YTD-2010). The decrease was primarily a result of non reoccurring gains realized during YTD-2009 from favorably settling certain claims made by prior vendors.

Tax Provision (Benefit) – The Company has incurred losses in YTD-2009 and YTD-2010.  As a result the Company has not booked any tax benefit until such time as there is reasonable assurance that the Company will become profitable.

Net Loss -- As a result of the increase in sales discussed above, Net Loss decreased $166,409 or 53% from a $316,222 Net Loss (YTD-2009) to $149,813 Net Loss (YTD-2010).

Liquidity and Capital Resources

We had working capital of $1,551,167 at December 31, 2010. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, and the private placement of securities.

During the year ended December 31, 2009, the Company accepted an aggregate of $1,220,774 from 23 investors to subscribe for 4,883,096 shares of our common stock under a private placement pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated thereunder. The private placement provides for issuance costs of 30% which amounted to $364,132. As a result, the Company netted $856,642 in proceeds from the subscription.

During the year ended December 31, 2010, the Company accepted an aggregate of $844,500 from seven investors to subscribe for 4,506,000 shares of our common stock under private placements pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated thereunder.  The private placements provided for issuance costs of 30% which amounted to $249,600.  As a result, the Company netted $594,900.

Cash Flows for the Year Ended December 31, 2010

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2010 of $591,875. Net cash used reflects an adjusted net income for the year ended of approximately $314,081, as adjusted for various items which impact net income but do not impact cash during the period, such as issuance of warrants or depreciation and amortization. Operating activities also used $905,956 of net cash to support  net changes in working capital items, primarily from financing provided by vendors, which included:

•

$77,015 used by an increase in accounts receivable as a result of increased sales,

•

$463,572 used by an increase in inventory to support increased sales,

•

$340,589 used by a decrease in accounts payable and accrued expenses as a result of reduced payment terms to suppliers  and settlement of  supplier claims, and

•

$7,768 used by a nominal increase in other current liabilities primarily as a result of customer deposits received in 2009 and used in 2010 for orders.

Cash Flows used in Investing Activities

Our investing activities used $116,069 in net cash during the year ended December 31, 2010. Net cash used is composed of deferred marketing for several promotion and consulting Agreements.

Cash Flows from Financing Activities

Our financing activities provided net cash of $594,900 for the year ended December 31, 2010. We raised approximately $844,500 through sales of our common stock, before $249,600 in issuance costs.

Financial Position

Total Assets -- Our total assets increased $499,436 or 20% from $2,444,423 as of December 31, 2009 to $2,943,858 as of December 31, 2010 primarily as a result of a net increase in current assets of $501,544 the components of which are discussed further below.  Net increases in current assets were partially offset by a net decrease in furniture and equipment of $11,178 along with nominal increases in other assets.

Current Assets -- The net increase in current assets of $501,544 was primarily associated with a $463,572 increase in inventory levels, a $48,470 increase in accounts receivable, an increase in prepaid expenses of $102,546 and a decrease in cash of $113,044.  These increases are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory -- Inventory levels increased 64%, in part as a result of our change in production methodology to stock raw materials to support increased batch production runs from 5,000 units to 10,000 and 20,000 units in an effort to reduce production delays and resulting backlogs.

The increased inventory level on hand at December 31, 2010, represents approximately 46.9% of COGS or a 5.6 month supply based on the sell through rate achieved for the year ended December 31, 2010. Management believes that the sales achieved in 2010 will continue throughout fiscal year 2011. Management also understands that these inventory decisions result in an inventory turnover rate of 2.1 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at December 31, 2010.

Accounts Receivable – Accounts receivable increased $48,470.  The increase represents a 7% increase in the accounts receivable balance at December 31, 2010. The increase is the result of a general increase in sales and the addition of new distributors.  Management believes that its current receivables are collectable.

Prepaid Expenses and Other Assets – Prepaids increased $102,546.  The increase represents a $35,000 advance to a consultant and a $65,000 of advertising costs deferred pending the start of the campaign.

Cash -- The increase in cash is explained more fully by the discussion of cash flows above.

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

Table of funded subscriptions, less selling expenses

	Common Stock Proceeds	Selling Expenses	Net Proceeds

2009	$1,000,600	$300,180	$700,420
2010	844,500	249,600	594,900
TOTAL	$1,845,100	$509,780	$1,195,320

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

None.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 3 to the Consolidated Financial Statements.

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

Risks Related to Our Business and Industry

We had a net loss of approximately $150,000 for the year ended December 31, 2010,and  we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition

We had a net loss of $149,813 for the year ended December 31, 2010, and we have incurred net losses of $316,222 for the year ended December 31, 2009.  In the event we are unable to sustain increased gross margins, reduced costs and/or continue to generate sufficient additional revenues to offset our costs at levels achieved in the year ended December 31, 2010 or better, we may sustain losses in the future.

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

We sell our products through over 20 distributors and directly to over 1,000 customers. While we have long-term agreements with several distributors, the majority of our customers may cancel a purchase order or defer shipments of our products at any time. Furthermore, most of our distributors can terminate their agreements with our Company on relatively short notice.  While we have maintained long-term relationships with many of our distributors and have not experienced significant cancellation or deferment of customer orders, the lack of long-term purchase commitments creates a risk that product demand may be reduced if orders are canceled or deferred. Furthermore, because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability

If we fail to promote and maintain our brand in the market, our businesses, operating results, financial condition, and our ability to attract customers will be materially adversely affected.

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

Shares eligible for sale or convertible into shares in the future could negatively affect our stock price and dilute shareholders

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2010, we had 94,961,001 issued and outstanding shares of common stock of which our officers and directors hold or control 82,017,905 shares of common stock (excluding outstanding preferred shares).

As of the date of this report, there are 10,000,000 shares of Series A preferred stock that is convertible into shares of common stock on a one to one basis. These preferred shares are held by our officers and directors. Such shares vote on a 1 to 2 basis and vote with the common stock, except as otherwise required under Florida law. We have not issued options or other securities under our equity incentive plan; however, we may issue and/or register additional shares, options, or warrants in the future in connection with acquisitions, compensation or otherwise. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On February 22, 2011 Jewett, Schwartz, Wolfe & Associates (“JSW”) advised the Company that its audit practice was acquired by RBSM LLP (“RBSM”), an independent registered public accounting firm. As a result of the acquisition, JSW effectively resigned as the Company’s independent registered public accounting firm and RBSM was appointed to serve as the Company’s independent registered public accounting firm by the Company’s Board of Directors, acting as the Company’s Audit Committee.

The reports of JSW on the Company’s financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2009 and 2008, and through February 22, 2011, the Company has not had any disagreements with JSW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to JSW’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended December 31, 2009 and 2008, and through February 22, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On February 22, 2011 (the “Engagement Date”), the Company engaged RBSM as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors, acting as the Company’s Audit Committee.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Daniel Khesin	30	President, Chief Executive Officer, Principal Accounting Officer and Chairman
Leonid Smirnov	30	Vice President
Michael Paul Strong	30	Vice President of Sales

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

Consulting Agreement

In January 2009, the Company entered into a consulting agreement with Abner Silva, a third party consultant. Under the agreement, Mr. Silva provides advisory services to the Company, including but not limited to investor relations and general business matters. The agreement was for an initial term of 12 months. In consideration for the services provided by the consultant, the Company initially issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock, at $0.01 per share for a period of five years from the date of issuance, exercisable in 200,000 share increments over the 10 calendar quarters commencing on the date the Company is approved for quotation on the OTC Bulletin Board.  The agreement has been extended on a month to month basis and the Company may provide Mr. Silva with additional compensation at the discretion of the board of directors.  Mr. Silva also assisted the Company in its private placement under Regulation S and received certain fees and reimbursement of expenses in connection with the private placement.

Advisory Board

Effective February 1, 2011, the Company established an advisory board. The purpose of the advisory board is to provide business advice and recommendations to management of the Company. The board of directors may compensate or reimburse advisory board members for their expenses.  The initial member of the advisory board is Robin Powell.

On January 12, 2011, we entered into a two-year consulting agreement with Mr. Powell.  Under the agreement, as amended, Mr. Powell serves as management consultant for the Company’s product distribution.  In consideration of Mr. Powell’s services, the Company shall pay Mr. Powell a monthly fee of $8,000.  In addition, during the first year of the agreement, Mr. Powell shall be entitled to receive a 5% commission on all net invoices from revenues generated from distribution relationships developed by Mr. Powell.  During the second year of the agreement, Mr. Powell shall be entitled to receive a 2.5% commission on all net invoices from revenues generated from distribution relationships developed by Mr. Powell.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2010.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2010 or 2009.  We refer to these persons as the Named Executive Officers.

2010 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin	2009	$150,031	—	—	—	—	—	—	$150,031
	2010	$164,975	—	—	—	—	—	—	$164,975
Leonid Smirnov	2009	$65,824	—	—	—	—	—	—	$65,824
	2010	$$102,000	—	—	—	—	—	—	$102,000

Employment Agreements

We have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

2010 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2010 or 2009.

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2010.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 23, 2011, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of March 23, 2011, we had 98,572,001 shares of common stock issued and outstanding.  The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1680 Meridian Avenue, Suite 301, Miami, Florida 33139.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Daniel Khesin	53,360,998(1)	51.3%
Michael Paul Strong	24,253,726(2)	24.0%
Leonid Smirnov	14,403,181(3)	14.4%
Phoenix Investment Fund, Inc.	8,500,000(4)	8.6%
All current officers and directors as a group (3 persons)	92,017,905(1)(2)(3)	84.8%

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

(4)

Investment and voting control held by Ezio da Fonseca. Address is Estrada das Canoas 320, Sao Conrado, Rio de Janeiro, Brasil.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We have entered into an exclusive ten-year distribution agreement with Gamma Investors which provides Gamma Investors with the exclusive distribution rights throughout Brazil.  In addition, we are in the process of establishing a joint venture company with Gamma Investors and its affiliates, principally for the formulation and distribution of minoxidil based products throughout Brazil.  The principal of Gamma Investors is Ezio da Fonseca.  Mr. Fonseca also holds investment and voting control of Phoenix Investment Fund, Inc.

The Company currently has no independent directors.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Jewett, Schwartz, Wolfe & Associates (“JSW”) and RBSM LLP (“RBSM”), as well as the fees charged for such services. In its review of non-audit service and its appointment of JSW the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by JSW and RBSM were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the years ended December 31, 2009 and 2010.

	JSW	RBSM
	2009	2010
Audit Fees (1)	$35,000	$$25,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees(2)	$10,000	$—

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

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)

3.3	Bylaws of Divine Skin, Inc. (1)

10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)

10.2	Kane Concourse Lease Agreement (1)

10.2.1	Kane Concourse Lease Termination Agreement (1)

10.2.2	Meridian Center Lease Agreement, as amended (1)

10.3	Consulting Agreement dated January 2009 (1)

10.4	Form of Exclusive Distribution Agreement (1)

10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)

10.6	Form of Regulation S Subscription Agreement (3)

10.7	Form of Section 4(2) Subscription Agreement (3)

10.8	Form of Services Agreement (3)

16.1	Letter from former Auditor(5)

21.1	List of subsidiaries of the Company (1)

99.1	Code of Ethics(4)

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

(4)

Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2009.

(5)

Incorporated by reference to the Company’s Form 8-K dated February 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011

Divine Skin, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Khesin	Chief Financial Officer and Director	April 15, 2011
Daniel Khesin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Divine Skin, Inc. (d/b/a DS Laboratories)

We have audited the accompanying consolidated balance sheet of Divine Skin, Inc. (d/b/a DS Laboratories) and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations, changes in equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010  and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York

April 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Divine Skin, Inc. (d/b/a DS Laboratories)

We have audited the accompanying consolidated balance sheet of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2009 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida March 31, 2010

200 South Park Road, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER – AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ●REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current Assets
Cash	$146,405	$259,449
Accounts receivable, net	737,954	689,484
Inventory	1,181,680	718,108
Prepaid expenses and other current assets	110,601	8,054

Total Current Assets	2,176,640	1,675,095

Furniture and Equipment, net	18,861	30,038
Intangible Assets, net	730,916	731,250
Other Assets	17,443	8,040

TOTAL ASSETS	$2,943,860	$2,444,423

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$604,311	$1,061,422
Other current liabilities	21,162	13,394

TOTAL LIABILITIES	625,473	1,074,816

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized:	10,000	10,000
10 million shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively
Common stock, $0.001 par value, 300 million shares authorized:	94,961	89,986
94,961,001 and 89,986,001 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively
Additional paid-in-capital	2,824,459	1,660,841
Common stock receivable	(70,000)	—
Accumulated deficit	(528,293)	(391,220)

Total Shareholders' Equity	2,331,127	1,369,607
Non-Controlling Interest	(12,740)	—

Total Equity	2,318,387	1,369,607

TOTAL LIABILITIES AND EQUITY	$2,943,860	$2,444,423

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenue:
Product sales	$5,401,957	$3,471,994
Consulting and other income	91,750	128,242
Less returns and allowances	(41,184)	(80,432)

Net revenue	5,452,523	3,519,803

Cost of Goods Sold	1,883,160	1,103,443

Gross Profit	3,569,364	2,416,359

Operating Costs and Expenses:
Selling and marketing	1,478,196	1,201,874
General and administrative	2,272,149	1,649,808

Total operating costs and expenses	3,750,345	2,851,682

Operating Loss	(180,981)	(435,324)

Other Income (Expense)
Interest expense	—	(1,975)
Other	31,168	121,077

Total other income (expense)	31,168	119,102

Net Loss	(149,813)	(316,222)

Net Loss Attributable to Non-Controlling Interest	12,740	—

Net Loss Attributable to Shareholders of Divine Skin, Inc.	$(137,073)	$(316,222)

Basic Earnings per Share:
Weighted average shares	92,668,273	91,240,812
Earnings per share	$(0.002)	$(0.003)

Diluted Earnings per Share:
Weighted average shares	92,668,273	91,240,812
Earnings per share	$(0.002)	$(0.003)

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009

					Additional Paid-In Capital	Subscription / Stock Receivable	Accumulated Deficit	Total Shareholders' Equity	Non- Controlling Interest	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
December 31, 2008	—	$—	10,000	$10	$566,368	$149,222	$(430,693)	$284,907	$—	$284,907

Capitalization of undistributed Subchapter S losses	—	—	—	—	(430,693)	—	430,693	—	—	—

Stock dividend	—	—	99,990,000	99,990	(99,990)	—	—	—	—	—

Share exchange for preferred stock	10,000,000	10,000	(10,000,000)	(10,000)	—	—	—	—	—	—

Subscriptions to purchase common stock	—	—	—	—	—	220,600	—	220,600	—	220,600
Less: Issuance costs	—	—	—	—	—	(66,180)	—	(66,180)	—	(66,180)

Shares Issued:
Sold to foreign investors under PPM			4,087,548	4,088	1,209,686	(433,774)		780,000	—	780,000
Less: Issuance costs	—	—	—	—	(364,132)	130,132	—	(234,000)	—	(234,000)
To foreign investors to adjust PPM pricing			767,548	768	(768)			—	—	—
For services			74,000	74	18,426			18,500	—	18,500
As gifts			13,000	13	(13)			—	—	—
Sold to private investors			28,000	28	6,972			7,000	—	7,000
Distribution agreement			3,000,000	3,000	747,000			750,000	—	750,000

Shares cancelled:
Repurchased and cancelled			(5,000,000)	(5,000)	5,000		(75,000)	(75,000)	—	(75,000)
Surrended for gifts			(13,000)	(13)	13			—	—	—
Surrended by principals			(2,969,095)	(2,969)	2,969			—	—	—
Surrended by others			(2,000)	(2)	2			—	—	—

2009 Net Loss	—	—	—	—	—	—	(316,220)	(316,220)	—	(316,220)

December 31, 2009	10,000,000	10,000	89,986,001	89,986	1,660,841	—	(391,220)	1,369,607	—	1,369,607

Shares Issued:								—	—	—
Sold to private investors			4,506,000	4,506	839,994			844,500	—	844,500
Less: Issuance costs					(249,600)			(249,600)	—	(249,600)
For services			469,000	469	161,031			161,500	—	161,500

Common shares to be returned						(70,000)		(70,000)	—	(70,000)

Warrants:
Liability reclassified					160,000			160,000	—	160,000
Issued for financial consulting services					252,193			252,193	—	252,193

2010 Net Loss							(137,073)	(137,073)	(12,740)	(149,813)

December 31, 2010	10,000,000	$10,000	94,961,001	$94,961	$2,824,459	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(149,813)	$(316,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,178	35,739
Allowance for doubtful accounts	28,546	—
Stock issued for services	21,500	18,500
Warrants issued for capital raise	133,600	—
Warrants vested for services	162,071	—
Changes in operating assets and liabilities:
Accounts receivable	(77,015)	(247,905)
Inventory	(463,572)	(427,150)
Prepaid expenses and other current assets	(32,546)	15,667
Accounts payable and accrued expenses	(340,589)	436,361
Other current liabilities	7,768	(44,267)
Net cash used in operating activities	(591,875)	(529,274)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	—	(8,329)
Proceeds from disposal of furniture and equipment	—	167
Recovery of advances	—	29,587
Purchase brand identity and supplier exclusive agreement	(106,666)	—
Security deposits	(9,403)	(40)
Net cash (used in) provided by investing activities	(116,069)	21,385

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	—	1,000,600
Less Issuance costs	—	(300,180)
Proceeds from sale of stock to others	844,500	—
Less Issuance costs	(249,600)	—
Stock repurchased and cancelled	—	(75,000)
Net cash provided by financing activities	594,900	625,420

(Decrease) Increase in cash	(113,044)	117,531
Cash, Beginning of Period	259,449	141,918

Cash, End of Period	$146,405	$259,449

Supplemental Information:
Cash paid for interest	$—	$42
Cash paid for taxes	$—	$—

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q409-QTR

Three months ended December 31, 2009

Q410-QTR

Three months ended December 31, 2010

Q409-YTD

Year ended December 31, 2009

Q410-YTD

Year ended December 31, 2010

VIE

Variable Interest Entity

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, including Divine Skin, Inc., (a New York company) the Company has been developing and marketing skin care and personal care products for over ten years. The Company has grown steadily over the last few years with a network of top specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of active ingredients contained in pharmaceutical and cosmeceutical products. We currently offer skin care, aging, cellulite, hair loss and personal care products. The majority of these products are within the following product lines:

•

Skin Care

•

Aging

•

Cellulite

•

Hair Loss

•

Personal Care

History of the Company

In January 2007, the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were used to capitalize Divine Skin, Inc. (a Florida corporation). In December 2006, DS Laboratories, Inc. (a New York Corporation), was closed and its assets were used to capitalize DS Laboratories, Inc. (a Florida corporation) formed in January 2007, which has been idle since its inception. Divine Skin, Inc. (a Florida corporation) and DS Laboratories, Inc. (a Florida corporation) are related through common shareholders. The primary operating entity is Divine Skin, Inc (a Florida corporation). The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

In January 2008, the Company engaged two consultants to assist it developing production operations in Brazil as a means to simplify the regulatory requirements surrounding importation of its product. Production operations in Brazil are not yet fully commercialized. All costs associated with exploring this production alternative have been expensed in accordance with the guidance offered in ASC 720-15-25.

In January 2009, the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida Corporation) for a nominal amount. DS Laboratories, Inc. (a Florida Corporation) was established in January 2007 for the purposes to holding the trade and brand name. The Company recorded no transactions since its inception in 2007. DS Laboratories, Inc. (a Florida Corporation) was a separate entity related to us through common shareholders until the acquisition. Subsequent to the acquisition, DS Laboratories, Inc. (a Florida Corporation) operates as a wholly owned subsidiary of the Company.

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

In Q3 2010, the Company engaged in establishing DS Laboratories Brazil, LTDA, a joint venture distribution company with its exclusive Brazilian distributor. The Company owns 51% of DS Laboratories Brazil, LTDA. The purpose of the joint venture is to capitalize on its exclusive distribution rights in Brazil. The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products. The Company expects to complete the licensure process and commence sales in Q4 2011. As of December 31, 2010, the Company has invested $26,000 in this venture.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. Also included in the consolidated financial statements are the activities of Velocity Storage and Packing, LLC, which is accounted for as a VIE and DS Laboratories Brazil, LTDA a majority owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2010 and 2009, the provision for doubtful accounts was $73,759 and $25,000, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the a straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Furniture and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”.

Long-Lived Assets

The Company has adopted ASC 360-10, “Furniture and Equipment”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 51% owned subsidiary, DS Laboratories Brazil, LTDA and variable interest held in Velocity Storage Packaging LLC.

ASC 810-10-65 establishes new standards, effective January 1, 2009, that govern the accounting for and reporting of (1) non-controlling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to the accounting for non-controlling interests include (a) the inclusion of non-controlling interests in the equity section of the controlling entity’s consolidated balance sheet rather than in the mezzanine section and (b) the requirement that changes in the controlling entity’s interest in the non-controlling interest, without a change in control, be recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which accounting under the purchase method would have given rise to goodwill.

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the non-controlling interest, and that a new separate caption for net income attributable to common shareholders of the Company be presented in the consolidated statements of operations. ASC 810-10-65 also requires similar disclosure regarding comprehensive income.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Our adoption of these provisions did not have a material impact on our consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We currently do not have any financial assets and liabilities that are recurring that would require us to disclosure them at fair value.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Income Taxes: In September 2009, the FASB issued ASU 2009-06, Income Taxes (Topic 740), ”Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities”, which provides implementation guidance on accounting for uncertainty in income taxes, as well as eliminates certain disclosure requirements for nonpublic entities. For entities that are currently applying the standards for accounting for uncertainty in income taxes, this update shall be effective for interim and annual periods ending after September 15, 2009. For those entities that have deferred the application of accounting for uncertainty in income taxes in accordance with paragraph 740-10-65-1(e), this update shall be effective upon adoption of those standards. The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

Fair Value Measurements: In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Transfers of Financial Assets: In December 2009, the FASB has published ASU 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to ASC 860, “Transfers and Servicing,” and amends the guidance on accounting for transfers of financial assets, including securitization transactions, where entities have continued exposure to risks related to transferred financial assets. ASU 2009-16 also expands the disclosure requirements for such transactions. This ASU will become effective for us on April 1, 2010. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Consolidations: In December 2009, the FASB has published ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends the guidance for consolidation of VIEs primarily related to the determination of the primary beneficiary of the VIE. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Equity: In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s (consolidated) financial position and results of operations.

Consolidation: In January 2010, the FASB has published ASU 2010-02 “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification,” as codified in ASC 810, “Consolidation.” ASU No. 2010-02 applies retrospectively to April 1, 2009, our adoption date for ASC 810-10-65-1 as previously discussed in this financial note. This ASU clarifies the applicable scope of ASC 810 for a decrease in ownership in a subsidiary or an exchange of a group of assets that is a business or nonprofit activity. The ASU also requires expanded disclosures. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Fair Value Measurements: In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Income Taxes: In April 2010, the FASB issued ASU 2010-12. “Income Taxes” (Topic 740). ASU 2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Stock Compensation: In April 2010, the FASB issued ASU 2010-13 “Stock Compensation” (Topic 718). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this standard did not have any impact on the Company’s consolidated financial position and results of operations.

Allowance for Credit Losses: In July 2010, the FASB issued ASU No. 2010-20 “Receivables” (Topic 310). ASU No. 2010-20 provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this update apply to both public and nonpublic entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The objective of the amendments in ASU No. 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) How that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) The changes and reasons for those changes in the allowance for credit losses. The entity must provide disclosures about its financing receivables on a disaggregated basis. For public entities ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. For nonpublic entities ASU No. 2010-20 will become effective for annual reporting periods ending on or after December 15, 2011. Adoption of ASU No. 2010-20 did not have a material impact on the consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Technical Amendments: In August 2010, the FASB issued ASU No. 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” and ASU No. 2010-22 “Accounting for Various Topics – Technical Corrections to SEC Paragraphs”. ASU No 2010-21 amends various SEC paragraphs pursuant to the issuance of Release no. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. ASU No. 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Both ASU No. 2010-21 and ASU No. 2010-22 are effective upon issuance. The amendments in ASU No. 2010-21 and No. 2010-22 did not have a material impact on the Company’s financial statements.

Other Expenses: In December 2010, the FASB issued ASU No. 2010-27 “Other Expenses (Topic 720).” ASU No. 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The amendments in this update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that is payable. The amendments in this update are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company is evaluating the impact ASU No. 2010-27 will have on the consolidated financial statements.

Intangibles – Goodwill and Other: In December 2010, the FASB issued ASU No. 2010-28 “Intangibles – Goodwill and Other (Topic 350).” ASU No. 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test, as stated in Topic 350, is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using effective date for public entities. The Company is evaluating the impact ASU No. 2010-28 will have on the consolidated financial statements.

Business Combinations: In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805).” ASU No. 2010-29 addresses the diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is evaluating the impact ASU No. 2010-29 will have on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Other ASUs not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – INVENTORY

Significant components of inventory at December 31, 2010 and 2009 consist primarily of:

	2010	2009
Bulk product and raw materials	$814,416	$267,267
Work in process	—	—
Merchandise inventory	204,018	310,970
Inventory in transit	163,246	139,871
	$1,181,680	$718,108

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

Management evaluated the inventory at December 31, 2010 and 2009 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2010 and 2009 consist primarily of:

	2010	2009
Deferred advertising costs	$65,000	$—
Operations consulting	35,000	—
Other prepaid and expenses	10,601	8,054
	$110,601	$8,054

Deferred advertising costs – During the 1st quarter of 2010, we entered into an advertising campaign with a customer which involved the inclusion of trial sachet packs of our product in a mailer. The customer was to process the mailer and incur all the associated media and communication costs. We were to supply the sachet packets for inclusion. We produced and delivered the sachets to the customer however during 2010, the customer decided to delay the promotion. Accordingly we deferred the value of the sachets pending the customer’s decision to commence the campaign. The customer has indicated that the campaign will commence during Q2 2011. We will expense the deferred advertising when the campaign commences.

Operations consulting – During the 2 nd and 3 rd quarters of 2010, we have advanced funds to a consultant for providing operational guidance in connection with business project, currently under development. The cost will be expensed once the project agreement has been finalized.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2010 and 2009 consist primarily of:

	2010	2009
Distribution rights	$750,000	$750,000
Less amortization of distribution rights	(93,750)	(18,750)
Net distribution rights	656,250	731,250

Pure Guild brand rights and supplier agreement	106,666	—
Less amortization of brand rights and supplier agreement	(32,000)	—
Net brand rights and supplier agreement	74,666	—
	$730,916	$731,250

Distribution rights – During the year ended December 31, 2009, the Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at $0.25 per share. The Company, though a joint venture with its exclusive distributor is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 4th quarter of 2011.

The Company will amortize its brand and distribution rights over the next 10 years as follows:

	2011	2012	2013	2014	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$75,000	$75,000	$75,000	$75,000	$356,250	$656,250
Pure Guild	21,333	21,333	21,333	10,667	—	74,666
	$96,333	$96,333	$96,333	$75,667	$356,250	$730,916

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. The value of these rights is being amortized over 5 years the basic term of the agreement.

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2010 and 2009 consist primarily of:

	2010	2009
Trade payables	$354,795	$418,703
Accrued expenses and claims:
Advertising and marketing	175,136	364,566
Production materials	24,038	38,460
Freight	4,500	24,349
Human resources	25,367	12,684
Warrant expense	—	116,522
Credits due to customers	20,474	2,421
Other	—	83,717
	$604,311	$1,061,422

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (CONTINUED)

Accrued expenses and claims – As discussed more fully in Note 8, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

During 2010 and 2009, the Company operated under several material agreements as listed below:

Lease for office facilities –

•

The Company leases its corporate headquarters office space located in Miami Beach, Florida. The Company has negotiated the cancellation of its original lease entered into in December 2007, and continues to operate out of its Miami Beach facility, on a month to month basis at $5,700 per month or $68,400 on an annual basis.

•

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida as its production facility to assemble small production runs of its products.  The lease provides for monthly rent of $2,600 and expired in March 2011. The Company is currently in negotiations to terminate the lease.

•

In March 2010, the Company entered into a lease for 7,500 square feet in new production facilities in Deerfield Beach, Florida. The new facility replaced its Pompano Beach production facilities and began operations in April 2010. The lease provides for monthly rent of $3,437 in the first year with and increasing scale for years 2 – 5. The lease matures in 5 years and provides for a 5 year renewal option.

•

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina. The lease provides for monthly rent of $1,600 in the first year with a small increase in the second year. The lease matures in 2 years and provides for a 2 year renewal option.

The Company is committed to lease payments over the next five years are as follows:

	2011	2012	2013	2014	Beyond	Total
Facility Leases:
Miami Beach, FL (HQ)	$—	$—	$—	$—	$—	$—
Pompano Beach, FL (Production)	31,200	—	—	—	—	31,200
Deerfield Beach, FL (Production)	42,213	43,901	45,657	47,483	20,107	199,361
Ashville, NC (Sales)	19,200	19,800	—	—	—	39,000
	$92,613	$63,701	$45,657	$47,483	$20,107	$269,561

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. – COMMITMENTS AND CONTINGENCIES (continued)

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. The pending and threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin has vigorously challenged those claims on the grounds of the substandard materials or services provided. We established an accrual for certain media, materials and freight supplier claims of $111,777 and $440,059 at December 31, 2010 and December 31, 2009, respectively.

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

NOTE 9. – EQUITY

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

Common Stock Sold Under Private Placement Memorandum (PPM)

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – EQUITY (Continued)

The following table summarizes transactions under the private placement offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2008
Q4 2008	426,348	$0.50	$213,174	$(63,952)	$149,222
2009
Q1 2009	341,200	$0.50	170,600	(51,180)	119,420
Q2 2009	—	$—	—	—	—
Q3 2009	4,087,548	$0.20	830,000	(249,000)	581,000
Q4 2009	28,000	$0.25	7,000	—	7,000
	4,883,096	$0.25	$1,220,774	$(364,132)	$856,642

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

Common Stock Sold Privately

During the first quarter of 2010, the Company began selling its common stock, at a purchase price between $0.18-$0.25 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900
Q4 2010	1,000,000	$0.25	250,000	(75,000)	175,000
	4,506,000	$0.19	$844,500	$(249,600)	$594,900

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – EQUITY (CONTINUED)

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

During the second quarter of 2010, we entered into a consulting agreement with an investor relations group to provide certain corporate promotional material and strategic advice. During the third quarter of 2010, 200,000 shares of common stock were advanced to the consultant for future services. The transaction was valued at $70,000, its fair value at the date of issuance. To date the consultant has not completed the agreed upon services. Accordingly, we terminated the agreement and demanded the return of our stock. Since the agreed services have not been provided, the shares are not considered fully paid for and accordingly have been recorded in Stock Receivable, a contra equity account.

During the fourth quarter of 2010 the Company issued 244,000 shares for investor relations services valued at $0.36 per share, which resulted in an expense of $87,840.

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

During the first quarter of 2010, the selling agent assisted in a private sale of 1,112,000 share of the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company issued warrants for 111,200 shares related to the private sale of shares and accrued an additional expense for financial consulting services, based on the value of the warrants of $18,904.

Also during the first quarter of 2010, the Company issued warrants to an investor relations consultant in aggregate to purchase 500,000 shares of common stock at prices ranging from $0.25 to $0.35 per share depending on the tranche. The warrants were recorded at their fair value of $2,071, which resulted in a charge to operations.

During the second quarter of 2010, the selling agent assisted in a private sale of 1,734,000 the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company issued warrants for 173,400 shares related to the private sale of shares and accrued an additional expense for financial consulting services, based on the value of the warrants of $58,956.

During the third quarter of 2010, the selling agent assisted in a private sale of 660,000 the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company issued warrants for 61,000 shares related to the private sale of shares. Warrants were not offered on the sale of 50,000 shares. The Company accrued an additional expense for financial consulting services, based on the value of the warrants of $20,740.

During the fourth quarter of 2010, the selling agent assisted in a private sale of 1,000,000 the Company’s common stock under Regulation S. The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering. Accordingly, the Company issued warrants for 100,000 shares related to the private sale of shares and accrued an additional expense for financial consulting services, based on the value of the warrants of $35,000.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – EQUITY (Continued)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	485,510	$0.01	4.0	$169,929
Issued	945,600	0.01	5.0
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	1,431,110	$0.01	4.5	$340,889
Exercisable at December 31, 2010	1,431,110	$0.01	4.5	$340,889

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	0	$0.01	0.0	$0
Issued	2,000,000	0.01	4.5
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2010	2,000,000	$0.01	4.5	$700,000
Exercisable at December 31, 2010	666,667	$0.01	4.5	$233,333

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. – INCOME TAXES

The provision for income taxes for the year ended December 31, 2010 and 2009 is summarized as follows:

	2010	2009
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(35,136)	(110,519)
State	(3,194)	(10,435)
Increase (Decrease) in valuation allowance	38,330	120,954

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes for the year ended December 31, 2010 was offset by available net operating loss carry-forwards. However, management expects those available credits to be exhausted during 2011.

The provision for income taxes for the year ended December 31, 2010 and 2009 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2010	2009

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December31, 2010 and December 31, 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$159,284	$120,954
	—	—
Total deferred tax assets	159,284	120,954
Valuation allowance	(159,284)	(120,954)
Net deferred tax assets	$—	$—

As of December 31, 2010 and December 31, 2009 the Company had a valuation allowance on its deferred tax assets of $159,284 and $120,954, which relates to net operating losses. The pro forma valuation allowance increased $38,330 in the year ended December 31, 2010. The increase in 2010-YTD was attributable to accumulated net operating losses in year ended December 31, 2010.

As of December 31, 2010 and December 31, 2009, the Company had net operating loss carry-forwards of $466,035 and $316,222, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2029.

As of December 31, 2010 and 2009, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. – 2009 EQUITY INCENTIVE PLAN

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. - SIGNIFICANT CUSTOMERS

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR08, which individually each exceeds 10% of total sales and collectively represent 55.7% of total sales.  Oligo DX, and Spectral DNC-L collectively account for another 14.2% of total sales. During Q410-YTD two customers generated 41.9% of the Company’s sales and 28.5% of the outstanding accounts receivable balance at December 31, 2010. These customers are distributors of the Company.

Sales to these customers during Q410-YTD and their accounts receivable at December 31, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,051,172	19.7%	$182,096	15.2%
B	$1,182,847	22.2%	$159,300	13.3%

Sales to these customers during Q409-YTD and their accounts receivable at December 31, 2009 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$811,125	23.0%	$203,569	29.5%
B	$674,330	19.2%	$33,299	4.8%

NOTE 13. - CONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company holds a variable interest in Velocity Storage and Packaging LLC (“Velocity”) an entity for which the Company is the primary beneficiary. Velocity performs packaging and shipping services exclusively for the Company. The Companies variable interest relates to a financing arrangement whereby, all operational expenses including labor costs, facility costs and other operational expenses are reimbursed by the company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own. Velocity is financially supported by the Company in the form of reimbursement for 100% of the operational costs. Accordingly, the Company determined that Velocity was a variable interest entity ("VIE") and the Company was the primary beneficiary under the guidance offered in ASC 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

NOTE 14. – SUBSEQUENT EVENTS

Common Stock Sold Privately

During the first quarter of 2011, the Company sold 3,611,000 shares of its common stock, at a purchase price between $0.25-$0.27 per share, to qualified investors, resulting in total gross proceeds of $911,000. The Company paid selling agents the following fees and commissions on all but 560,000 of the shares issued: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.