Form 10-Q
period 2011-03-31
Divine Skin Inc.
filed 2011-05-23
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2011
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

DIVINE SKIN, INC.

(Name of Small Business Issuer in Its Charter

———————

Florida	000-53680	20-8380461
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139

(Address of Principal Executive Offices) (Zip Code)

(888) 404-7770

(Issuer’s Telephone Number, Including Area Code)

N/A

(Former Name, if Changed Since Last Report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and
post such files).		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).		Yes	✓	No

There were 98,766,208 shares of common stock outstanding as of May 17, 2011.

DIVINE SKIN, INC.

INDEX

Page
PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

1

Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited)
and December 31, 2010

1

Condensed Consolidated Statements of Operations (unaudited)
for the Three Months Ended March 31, 2011 and 2010

2

Condensed Consolidated Statements of Cash Flows (unaudited)
for the Three Months Ended March 31, 2011 and 2010

3

Condensed Consolidated Statements of Stockholders Equity (unaudited)
for the period from January 31, 2010 to March 31, 2011

4

Notes to Unaudited Condensed Consolidated Financial Statements

5

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

22

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

26

ITEM 4.

CONTROLS AND PROCEDURES

27

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

28

ITEM 1A.

RISK FACTORS

28

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4.

(REMOVED)

28

ITEM 5.

OTHER INFORMATION

28

ITEM 6.

EXHIBITS

28

SIGNATURES

30

i

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31 2011	December 31, 2010

ASSETS	(Unaudited)
Current Assets
Cash	$133,109	$146,405
Accounts receivable, net	1,484,052	737,954
Inventory	1,118,743	1,181,680
Prepaid expenses and other current assets	57,548	110,601

Total Current Assets	2,793,451	2,176,640

Furniture and Equipment, net	28,405	18,861
Intangible Assets, net	705,766	730,916
Other Assets	17,403	17,443

TOTAL ASSETS	$3,545,026	$2,943,860

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$494,871	$604,311
Other current liabilities	7,504	21,162

TOTAL LIABILITIES	502,375	625,473

COMMITMENTS AND CONTINGENCIES

Shareholder's Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 98,296,208 and 94,961,001 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	98,296	94,961
Additional paid-in-capital	3,647,248	2,824,459
Stock subscription	19,000	(70,000)
Accumulated deficit	(716,861)	(528,293)

Total Shareholders' Equity	3,057,683	2,331,127
Non-Controlling Interest	(15,032)	(12,740)

Total Equity	3,042,651	2,318,387

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,545,026	$2,943,860

See accompanying notes to unaudited condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product sales	$2,349,457	$1,077,947
Less returns and allowances	(99,039)	(82,874)

Net revenue	2,250,418	995,073

Cost of Goods Sold	1,080,742	332,979

Gross Profit	1,169,676	662,094

Operating Costs and Expenses:
Selling and marketing	581,600	234,542
General and administrative	779,969	449,634

Total operating costs and expenses	1,361,570	684,176

Operating Loss	(191,894)	(22,082)

Other Income (Expense)
Interest expense	—	—
Other	1,034	49,272

Total other income (expense)	1,034	49,272

Net Income (Loss)	(190,860)	27,190

Net Loss Attributable to Non-Controlling Interest	2,292	—

Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(188,568)	$27,190

Basic Earnings per Share:
Weighted average shares	96,272,300	89,986,001
Earnings per share	$(0.002)	$0.000

Diluted Earnings per Share:
Weighted average shares	96,272,300	92,582,711
Earnings per share	$(0.002)	$0.000

See accompanying notes to unaudited condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(190,860)	$27,190
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and amortization	27,480	21,544
Bad debts	11,205	30,292
Stock issued for services	33,180	4,500
Warrants issued for capital raise	134,244	18,904
Warrants vested for services	48,000	16,000
Changes in operating assets and liabilities:
Accounts receivable	(757,303)	67,677
Inventory	62,937	(251,517)
Prepaid expenses and other current assets	53,053	159
Accounts payable and accrued expenses	(109,438)	(135,087)
Other current liabilities	(13,658)	11,918
Net cash used in operating activities	(701,161)	(188,419)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(11,875)	—
Security deposits	40	(8,043)
Net cash used in investing activities	(11,835)	(8,043)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	110,000	—
Less Issuance costs	(21,000)	—
Proceeds from sale of stock to others	821,000	200,000
Less issuance costs	(210,300)	(60,000)
Net cash provided by financing activities	699,700	140,000

Decrease in cash	(13,296)	(56,462)
Cash, Beginning of Period	146,405	259,449

Cash, End of Period	$133,109	$202,987

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Investing and Financing
Non-Cash Transactions:
Warrants for financial consulting services	$—	$135,426

See accompanying notes to unaudited condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE PERIOD FROM JANUARY 31, 2010 TO MARCH 31, 2011

					Additional Paid In Capital	Subscription\ Stock Receivable	Accumulated Deficit	Total Shareholders Equity	Non- Controlling Interest	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
December 31, 2009	10,000,000	10,000	89,986,001	89,986	1,660,841	—	(391,220)	1,369,607	—	1,369,607

Shares Issued:								—	—	—
Sold to private investors			4,506,000	4,506	839,994			844,500	—	844,500
Less: Issuance costs					(249,600)			(249,600)	—	(249,600)
For services			469,000	469	161,031			161,500	—	161,500

Common shares to be returned						(70,000)		(70,000)	—	(70,000)

Warrants:
Vested for trading symbol					160,000			160,000	—	160,000
Issued for financial Consulting services					252,193			252,193	—	252,193

2010 Net Loss							(137,073)	(137,073)	(12,740)	(149,813)

December 31, 2010	10,000,000	$10,000	94,961,001	$94,961	$2,824,459	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387

Shares Issued:
Sold to private investors			3,257,207	3,257	817,743			821,000		821,000
Less: Issuance costs					(210,300)			(210,300)		(210,300)
For services
Investor relations			10,000	10	4,590			4,600		4,600
Employee bonus			30,000	30	11,070			11,100		11,100
Consulting – sales and marketing			38,000	38	17,442			17,480		17,480

Subscriptions sold, shares not Issued:
Sold to private investors						110,000		110,000		110,000
Less: Issuance costs						(21,000)		(21,000)		(21,000)

Common shares to be returned								—		—

Warrants:
Vested for trading symbol					48,000			48,000		48,000
Issued for financial consulting services					134,244			134,244		134,244

2011 Net Loss							(188,568)	(188,568)	(2,292)	(190,860)

March 31, 2011 (Unaudited)	10,000,000	$10,000	98,296,208	$98,296	$3,647,248	$19,000	$(716,861)	$3,057,683	$(15,032)	$3,042,651

See accompanying notes to unaudited condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Q110-QTR

Three months ended March 31, 2010

Q111-QTR

Three months ended March 31, 2011

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

In Q3 2010, the Company engaged in establishing DS Laboratories Brazil, LTDA, a joint venture distribution company with its exclusive Brazilian distributor.  The Company owns 51% of DS Laboratories Brazil, LTDA. The purpose of the joint venture is to capitalize on its exclusive distribution rights in Brazil.  The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products.  The Company expects to complete the licensure process and commence sales in Q4 2011.  As of March 31, 2011, the Company has invested $26,000 in this venture.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Condensed Consolidated Financial Statements

The condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2011 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At March 31, 2011 and December 31, 2010, the provision for doubtful accounts was $15,932 and $73,759, respectively.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the declining balance depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has codified a single source of U.S. GAAP, the Accounting Standards Codification™. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s condensed consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 4. – INVENTORY

Significant components of inventory at March 31, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Bulk product and raw materials	$711,025	$814,416
Work in process	—	—
Merchandise inventory	238,661	204,018
Inventory in transit	169,057	163,246

	$1,118,743	$1,181,680

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

Management evaluated the inventory at March 31, 2011 and December 31, 2010 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Prepaid financing fees	$7,985	$—
Employee advances	7,896	8,083
Other prepaids	—	2,518
Deferred advertising – sachets	—	65,000
Operations consultant	41,667	35,000

	$57,548	$110,601

Deferred advertising - sachets – During the 1st quarter of 2010, we entered into an advertising campaign with a customer which involved the inclusion of trial sachet packs of our product in a mailer.  The customer was to process the mailer and incur all the associated media and communication costs.  We were to supply the sachet packets for inclusion.  We produced and delivered the sachets to the customer however during 2010, the customer decided to delay the promotion.  Accordingly we deferred the value of the sachets pending the customer’s decision to commence the campaign.  The customer’s campaign commenced during Q1 2011.  Accordingly, we expensed the deferred advertising.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

Operations consultant – During the 2 nd and 3 rd quarters of 2010 and the 1st quarter of 2011, we have advanced funds to a consultant for providing operational guidance in connection with business project, currently under development.  Also during the 1st quarter of 2011, we entered into a one year consulting agreement with the consultant, who is the father of our CEO, establishing total payments of $100,000.  The cost will be amortized over the life of the contract.  $8,333 was amortized during 2011.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Distribution rights	$750,000	$750,000
Less: Accumulated amortization	(112,500)	(93,750)
Net distribution rights	637,500	656,250

Pure Guild brand rights and supplier agreement	106,666	106,666
Less: Accumulated amortization	(38,400)	(32,000)
Net brand rights and supplier agreement	68,266	74,666

	$705,766	$730,916

Distribution rights – During the year ended December 31, 2009, the Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil.  The transaction is valued at $0.25 per share.  The Company, though a joint venture with its exclusive distributor is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 4th quarter of 2011. $18,750 was amortized during 2011.

The Company will amortize its brand and distribution rights over the next 10 years as follows:

	2011	2012	2013	2014	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$56,250	$75,000	$75,000	$75,000	$356,250	$637,500
Pure Guild	19,200	25,600	23,466	—	—	68,266
	$75,450	$100,600	$98,466	$75,000	$356,250	$705,766

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result.  As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products.  In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order.  The value of these rights is being amortized over 5 years the basic term of the agreement. $6,400 was amortized during 2011.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Trade payables	$325,526	$354,795

Accrued expenses:
Advertising and marketing	156,846	175,136
Production materials	—	24,038
Freight	—	4,500
Human resources	12,500	25,367

Credits due to customers	—	20,474

	$494,871	$604,311

Accrued expenses – As discussed more fully in Note 8, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

During 2011 and 2010, the Company operated under several material agreements as listed below:

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 8. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years are as follows:

	2011	2012	2013	2014	Beyond	Total
Facility Leases:
Miami Beach, FL (HQ)	$—	$—	$—	$—	$—	$—
Pompano Beach, FL (Production)	31,200	—	—	—	—	31,200
Deerfield Beach, FL (Production)	31,660	43,901	45,657	47,483	20,107	188,808
Ashville, NC (Sales)	14,400	19,800	—	—	—	34,200
	$77,260	$63,701	$45,657	$47,483	$20,107	$254,208

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. The pending and threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin has vigorously challenged those claims on the grounds of the substandard materials or services provided. We established an accrual for certain media, materials and freight supplier claims of $169,346 and $229,042 at March 31, 2011 and December 31, 2010, respectively.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 9. – EQUITY (Continued)

During the third quarter of 2009, the offering was retroactively re-priced to $0.25 per share and a total of 767,548 additional shares were issued, at no additional cost, to investors that had previously paid $0.50 per share, to achieve that re-pricing.

The following table summarizes transactions under the private placement offering as follows:

	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2008
Q4 2008	426,348	$0.50	$213,174	$(63,952)	$149,222
2009
Q1 2009	341,200	$0.50	$170,600	$(51,180)	$119,420
Q2 2009	—	$—	$—	$—	$—
Q3 2009	4,087,548	$0.20	$830,000	$(249,000)	$581,000
Q4 2009	28,000	$0.25	$7,000	$—	$7,000
	4,883,096	$0.25	$1,220,774	$(364,132)	$856,642

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

Common Stock Sold Privately

During the first quarter of 2010, the Company began selling its common stock, at a purchase price between $0.15 - $0.25 per share, to qualified investors. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offering as follows:

	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	$260,000	$(78,000)	$182,000
Q3 2010	660,000	$0.20	$134,500	$(36,600)	$97,900
Q4 2010	1,000,000	$0.25	$250,000	$(75,000)	$175,000
2011 (Unaudited)
Q1 2011	3,697,207	$0.25	$931,000	$(231,300)	$699,700
	8,203,207	$0.22	$1,775,500	$(480,900)	$1,294,600

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 9. – EQUITY (Continued)

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

During the first quarter of 2011 the Company issued 78,000 shares for services provided by an employee and consultants valued at $0.42 per share, which resulted in an expense of $33,180.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 9. – EQUITY (Continued)

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

During the first quarter of 2011, the selling agent assisted in a private sale of 3,051,000 the Company’s common stock under Regulation S.  The Company agreed to grant the selling agent additional warrants under the same terms offered under the PPM offering.  Accordingly, the Company issued warrants for 305,100 shares related to the private sale of shares and accrued an additional expense for financial consulting services, based on the value of the warrants of $134,244.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,431,110	$0.01	2.9	$469,688
Issued	305,100	0.01	5.0	$134,244
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011 (Unaudited)	1,736,210	$0.01	3.7	$603,932
Exercisable at March 31, 2011 (Unaudited)	1,736,210	$0.01	3.7	$603,932

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter.  During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $48,000 and $160,000 in Q111-QTR and Q110-YTD reflecting the structured vesting.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,000,000	$0.01	4.2	$880,000
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2011 (Unaudited)	2,000,000	$0.01	4.2	$880,000
Exercisable at March 31, 2011 (Unaudited)	866,667	$0.01	4.2	$381,333

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 9. – EQUITY (Continued)

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

NOTE 10. – INCOME TAXES

The provision for income taxes for the three months ended March 31, 2011 and 2010 is summarized as follows:

	2011	2010
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	(65,999)	9,517
State	(6,128)	884
Increase (Decrease) in valuation allowance	72,127	(10,401)

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for the three months ended March 31, 2011 was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.  The income tax provision for the three months ended March 31, 2010 was offset by available net operating loss carry-forwards.  However, management expects those available credits to be exhausted during 2012.

The provision for income taxes for the three months ended March 31, 2011 and 2010 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2011	2010

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 10. – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at March 31, 2011 and 2010 are as follows:

	2011	2010
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$231,411	$159,284
	—	—
Total deferred tax assets	231,411	159,284
Valuation allowance	(231,411)	(159,284)
Net deferred tax assets	$—	$—

As of March 31, 2011 and December 31, 2010 the Company had a valuation allowance on its deferred tax assets of $231,411 and $159,284, which relates to net operating losses. The pro forma valuation allowance increased $72,127 in 2011-QTR. The increase was attributable to accumulated net operating losses in the period.

As of March 31, 2011 and December 31, 2010, the Company had net operating loss carry-forwards of $656,895 and $466,035, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2029.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

NOTE 11. – 2009 EQUITY INCENTIVE PLAN (Continued)

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

NOTE 12. – SIGNIFICANT CUSTOMERS AND VENDORS

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

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR09, which individually each exceeds 10% of total sales and collectively represent 54.7% of total sales.   NR08 and Spectral DNC-L collectively account for another 18.3% of total sales. During Q111-YTD two customers generated 42.2% of the Company’s sales and 30.5% of the outstanding accounts receivable balance at March 31, 2011.  These customers are distributors of the Company.

Sales to these customers during Q111-YTD and their accounts receivable at March 31, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$360,088	16.0%	$208,076	14.0%
B	$499,882	22.2%	$244,252	16.5%

Sales to these customers during Q110-YTD and their accounts receivable at March 31, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$235,239	23.4%	$179,427	30.3%
B	$113,728	11.3%	$0	0%

The Company’s purchases its raw materials from a variety of vendors.  Concentrations in these vendors represent price advantages or other advantages such timely production or delivery. Management believes it has sufficient alternative suppliers should production be disrupted for any reason from these vendors. During Q111-YTD two vendors generated 30.5% of the Company’s purchases and 6.2% of the outstanding accounts payable balance at March 31, 2011.

Purchases from these customers during Q111-YTD and their accounts payable at March 31, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Receivable	Percent

B	$177,967	16.5%	$—	—%
C	$150,834	14.0%	$19,761	6.2%

Sales to these customers during Q110-YTD and their accounts receivable at March 31, 2010 were:

Vendor	Purchase Amount	Percent	Accounts Receivable	Percent

A	$162,200	48.7%	$—	—%

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 14. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC Topic 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from March 31, 2011 through May 20, 2011, the date the financial statements were issued, and determined that there were no reportable subsequent events.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the three months ended March 31, 2011 and  2010. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this prospectus.

Three Months Ended March 31, 2011 (“YTD-2011”) to the Three Months Ended March 31, 2010 (“YTD-2010”)

Revenues, net -- Net revenues increased $1,255,345 or 126.2%, from $995,073 (YTD-2010) to $2,250,418 (YTD-2011). The Company’s product revenues represent primarily sales of Revita, NR-09 and Spectral DNC, which collectively represent 54.7% of total sales.

Revenues have increased as a result of the Company’s efforts to establish distribution agreements with distributors in several global target markets and a general increase in market acceptance of our products. The Company conducts a significant portion of business with Cellway International, Inc. and WR Group under exclusive distribution agreements. Revenues from the agreements accounted for approximately 42.2% of the Company’s total revenues during 2011.

Cost of Goods Sold -- Total cost of goods sold increased $747,763 or 224.6%, from $332,979 (YTD-2010) to $1,080,742 (YTD-2011).  The increase was due to our increase in sales and changes in formula costs and production.  Approximately $689,652 of the increase is directly related to our increase in sales. The increase in cost of goods sold was attributable to changes in product mix, changes in product formulation and increased material costs.

Selling and Marketing Costs -- Selling and marketing costs increased $347,058 or 148%, from $234,541 (YTD-2010) to $581,600 (YTD-2011). The increase is primarily due to the following:

–

Increases in:

•

$189,535 for consulting and commission costs due to increased costs of expanding our customer base, distribution representatives and growing our sales,

•

$72,544 for marketing and promotion costs incurred to broaden our product offering and promote additional sales,

•

$67,472 for freight and shipping costs also resulting from our expanding sales and changes in shipping methods.

•

$15,933 for travel and entertainment costs incurred to expand and promote additional sales, and

•

$11,574 net, for other selling and marketing costs.

–

Decreases in:

•

$10,000 for warehousing costs as a result of increases in operating costs, primarily payroll activities related to our “in house” facilities.

General and Administrative Costs -- General and administrative costs increased $330,335 or73.5%, from $449,635 (YTD-2010) to $779,969 (YTD-2011). The increase is due to the following:

–

Increases in:

•

$26,354 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

•

$14,269 for amortization and depreciation expense associated primarily with amortizing various deferred costs such as the exclusive distribution rights agreement,

•

$243,442 for professional fees paid to (i) attorneys related to various matters, including, but not limited to SEC, FDA, trademark and employment compliance matters and (ii) accountants related to costs of SEC compliance and corporate compliance and outsourced accounting services,

•

$7,989 for office expenses associated with supporting increased sales and operations,

•

$15,977 for increased rent as a result of lease increases, and

•

$22,304 net, for various other general and administrative costs.

Other Income, net – Other income, net decreased $48,238 or 98% from $49,272 income (YTD-2010) to $1,034 income (YTD-2011). The decrease was primarily a result of non reoccurring gains realized during YTD-2010 from favorably settling certain claims made by prior vendors.

Tax Provision (Benefit) – The Company has incurred losses in YTD-2010 and YTD-2011.  As a result the Company has not booked any tax benefit until such time as there is reasonable assurance that the Company will become profitable.

Net Loss – As a result of the increase allowances offered to promote new sales coupled with increased product costs discussed above, Net Loss increased $218,050 or 801.9% from a $27,190 Net Income (YTD-2010) to $190,860 Net Loss (YTD-2011).

Liquidity and Capital Resources

We had working capital of $2,291,076 at March 31, 2011. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009.

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

During the first quarter ended March 31, 2011, the Company accepted an aggregate of $931,000 from ten investors to subscribe for 3,697,207 shares of our common stock under private placements pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated thereunder.  The private placements provided for issuance costs of 30% which amounted to $231,300.  As a result, the Company netted $699,700.

Cash Flows for the Three Months Ended March 31, 2011

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2011 of $701,161. Net cash used reflects an adjusted net loss for the three months ended of approximately $63,249, as adjusted for various items which impact net loss but do not impact cash during the period, such as issuance of warrants or depreciation and amortization. Operating activities also used $764,410 of net cash to support net changes in working capital items, primarily from financing provided by vendors, which included:

•

$757,303 used by an increase in accounts receivable as a result of increased sales,

•

$62,937 provided by a decrease in inventory,

•

$53,053 provided by decrease in prepaid expenses,

•

$109,438 used by a decrease in accounts payable and accrued expenses as a result of reduced payment terms to suppliers and settlement of  supplier claims, and

•

$13,658 used by a nominal increase in other current liabilities.

Cash Flows used in Investing Activities

Our investing activities used $11,835 in net cash during the three months ended March 31, 2011. Net cash used is composed of purchases of equipment.

Cash Flows from Financing Activities

Our financing activities provided net cash of $699,700 for the three months ended March 31, 2011. We raised approximately $931,000 through sales of our common stock, before $231,300 in issuance costs.

Financial Position

Total Assets – Our total assets increased $601,167 or 20.4% from $2,943,858 as of December 31, 2010 to $3,545,026 as of March 31, 2011 primarily as a result of a net increase in current assets of $616,813 the components of which are discussed further below.  Net increases in current assets were supplemented by a $9,544 increase in furniture and equipment, a $25,150 decrease in intangible assets as a result of amortization and a nominal decrease in other assets.

Current Assets – The net increase in current assets of $616,813 was primarily associated with a $746,098 increase in accounts receivable, an $62,937 decrease in inventory, a decrease in prepaid expenses of $53,053 and a decrease in cash of $13,296.  These increases are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory – Inventory levels decreased 5%, as a result of timing in shipments.

The inventory level on hand at March 31, 2011, represents approximately 26% of annualized COGS or a 3.2 month supply based on the sell through rate achieved for the three months ended March 31, 2011. Management believes that the sales achieved in Q1 2011 will continue throughout fiscal year 2011. Management also understands that these inventory decisions result in an inventory turnover rate of 3.8 times. Management is pleased in efforts to improve its turnover rate and has achieved its goal of at least a 3 times inventory turnover rate.  Management will continue to explore alternative production methodologies to establish a profitable and sustainable production cost structure.

As part of its decision, management has considered the potential impairment costs and storage costs associated with slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at March 31, 2011.

Accounts Receivable – Accounts receivable increased $746,098.  The increase represents a 101% increase in the accounts receivable balance at March 31, 2011. The increase is the result of a general increase in sales and the addition of new distributors.  Management believes that its current receivables are collectable.

Prepaid Expenses and Other Assets – Prepaids decreased $53,053.  The decrease primarily represents a $65,000 of advertising costs previously deferred but expensed because the campaign started.

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

Table of funded subscriptions, less selling expenses

	Common Stock Proceeds	Selling Expenses	Net Proceeds

2009	$1,220,774	$364,132	$856.642
2010	844,500	249,600	594,900
2011	931,000	231,300	699,700
TOTAL	$2,996,274	$845,032	$2,151,242

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

None.

Recent Accounting Pronouncements

For a discussion of new accounting pronouncements affecting the Company, refer to Note 3 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to Smaller Reporting Company.

ITEM 4.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

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

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 646,207 shares of common stock to 4 accredited investors in consideration of gross proceeds of $168,250 under a private placement pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). The Company paid no fees or commissions. The investors had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended March 31, 2011, the Company issued an aggregate of 3,051,000 shares of common stock to 6 foreign investors in consideration of gross proceeds of $762,750 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $231,300. As a result, the Company netted $531,450 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. In addition, the Company issued a warrant to purchase 305,100 shares of common stock exercisable at $0.01 per share to a consultant that assisted in the offering.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)

3.3	Bylaws of Divine Skin, Inc. (1)

10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)

10.2	Kane Concourse Lease Agreement (1)

10.2.1	Kane Concourse Lease Termination Agreement (1)

10.2.2	Meridian Center Lease Agreement, as amended (1)

Exhibit Number	Description
10.3	Consulting Agreement dated January 2009 (1)

10.4	Form of Exclusive Distribution Agreement (1)

10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)

10.6	Form of Regulation S Subscription Agreement (3)

10.7	Form of Section 4(2) Subscription Agreement (3)

10.8	Form of Services Agreement (3)

16.1	Letter from former Auditor(5)

21.1	List of subsidiaries of the Company (1)
23.1	Consent
23.2	Consent
99.1	Code of Ethics(4)

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

Date: May 20, 2011	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer