Form 10-Q
period 2011-06-30
Divine Skin Inc.
filed 2011-08-22
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2011
Or

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

months (or for such shorter period that the registrant was required to submit and post such files).			☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 102,261,404 shares of common stock outstanding as of August 15, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (DBA DS LABORATORIES)

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current Assets
Cash	$7,766	$146,405
Accounts receivable, net	1,811,708	737,954
Inventory	1,941,563	1,181,680
Prepaid expenses and other current assets	118,753	110,601

Total Current Assets	3,879,790	2,176,640

Furniture and Equipment, net	34,326	18,861
Intangible Assets, net	680,616	730,916
Other Assets	18,538	17,443

TOTAL ASSETS	$4,613,270	$2,943,860

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$820,616	$604,311
Other current liabilities	42,518	21,162

TOTAL LIABILITIES	863,134	625,473

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 101,939,679 and 94,961,001 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	101,940	94,961

Additional paid-in-capital	4,460,190	2,824,459
Stock subscription	(32,829)	(70,000)
Accumulated deficit	(774,133)	(528,293)

Total Shareholders' Equity	3,765,168	2,331,127
Non-Controlling Interest	(15,032)	(12,740)

Total Equity	3,750,136	2,318,387

TOTAL LIABILITIES AND EQUITY	$4,613,270	$2,943,860

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Product sales	$2,331,804	$1,334,518	$4,681,261	$2,412,464
Less returns and allowances	—	(34,321)	(99,039)	(117,195)

Net revenue	2,331,804	1,300,197	4,582,222	2,295,269

Cost of Goods Sold	916,720	330,791	1,997,462	663,769

Gross Profit	1,415,084	969,406	2,584,760	1,631,500

Operating Costs and Expenses:
Selling and marketing	776,751	247,134	1,388,274	519,328
General and administrative	701,525	492,001	1,451,572	903,983

Total operating costs and expenses	1,478,276	739,135	2,839,846	1,423,311

Operating Income (Loss)	(63,192)	230,271	(255,086)	208,189

Other Income (Expense)
Interest income	(149)	—	(149)	—
Other	6,069	2,151	7,103	51,423

Total other income (expense)	5,920	2,151	6,954	51,423

Income (Loss) Before Taxes	(57,272)	232,422	(248,132)	259,612

Income Tax Provision (Benefit)	—	—	—	—

Net Income (Loss)	(57,272)	232,422	(248,132)	259,612

Net Loss Attributable to Non-Controlling Interest	—	—	2,292	—

Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(57,272)	$232,422	$(245,840)	$259,612

Basic Earnings per Share:
Weighted average shares	99,742,719	91,808,979	98,072,787	91,341,145
Earnings per share	$(0.001)	$0.003	$(0.003)	$0.003

Diluted Earnings per Share:
Weighted average shares	99,742,719	92,845,756	98,072,787	92,377,922
Earnings per share	$(0.001)	$0.003	$(0.003)	$0.003

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net (Loss) Income	$(248,132)	$259,612
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	89,658	43,515
Bad debts	11,205	30,292
Stock issued for services	78,841	4,500
Warrants issued for financial consulting services	134,244	18,904
Warrants vested for services	96,000	64,000
Changes in operating assets and liabilities:
Accounts receivable	(1,084,960)	(139,228)
Inventory	(759,883)	(408,316)
Prepaid expenses and other current assets	(41,485)	159
Accounts payable and accrued expenses	216,306	(313,231)
Other current liabilities	21,356	17,677
Net cash used in operating activities	(1,486,850)	(422,116)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(21,491)	(8,514)
Security deposits	(1,094)	(8,043)
Net cash used in investing activities	(22,585)	(16,557)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	43,000	—
Less Issuance costs	(5,829)	—
Proceeds from sale of stock to others	1,737,250	460,000
Less Issuance costs	(403,625)	(138,000)
Net cash provided by financing activities	1,370,796	322,000

Decrease in cash	(138,639)	(116,673)
Cash, Beginning of Period	146,405	259,449

Cash, End of Period	$7,766	$142,775

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE PERIOD FROM JANUARY 1, 2010 TO JUNE 30, 2011

					Additional Paid In Capital	Subscription Stock Receivable	Accumulated Deficit	Total Shareholders' Equity	Non- Controlling Interest	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

December 31, 2009	10,000,000	$10,000	89,986,001	$89,986	$1,660,841	$—	$(391,220)	$1,369,607	$—	$1,369,607

Shares Issued:
Sold to private investors	—	—	4,506,000	4,506	839,994	—	—	844,500	—	844,500
Less: Issuance costs	—	—	—	—	(249,600)	—	—	(249,600)	—	(249,600)
For services
Investor relations	—	—	444,000	444	156,556	—	—	157,000	—	157,000
Employee/associate compensation	—	—	25,000	25	4,475	—	—	4,500	—	4,500

Common shares to be returned	—	—	—	—	—	(70,000)	—	(70,000)	—	(70,000)

Warrants:
Vested for trading symbol	—	—	—	—	160,000	—	—	160,000	—	160,000
Issued for financial consulting services	—	—	—	—	252,193	—	—	252,193	—	252,193

2010 Net Loss	—	—	—	—	—	—	(137,073)	(137,073)	(12,740)	(149,813)

December 31, 2010	10,000,000	10,000	94,961,001	94,961	2,824,459	(70,000)	(528,293)	2,331,127	(12,740)	2,318,387

Shares Issued:
Sold to private investors	—	—	6,788,037	6,788	1,730,462	—	—	1,737,250	—	1,737,250
Less: Issuance costs	—	—	—	—	(403,625)	—	—	(403,625)	—	(403,625)
For services
Investor relations	—	—	10,000	10	4,590	—	—	4,600	—	4,600
Employee/associate compensation	—	—	180,641	181	74,060	—	—	74,241	—	74,241

Subscriptions sold, shares not Issued:
Sold to private investors	—	—	—	—	—	43,000	—	43,000	—	43,000
Less: Issuance costs	—	—	—	—	—	(5,829)	—	(5,829)	—	(5,829)

Warrants:
Vested for trading symbol	—	—	—	—	96,000	—	—	96,000	—	96,000
Issued for financial consulting services	—	—	—	—	134,244	—	—	134,244	—	134,244

2011 Net Loss	—	—	—	—	—	—	(245,840)	(245,840)	(2,292)	(248,132)

June 30, 2011 (Unaudited)	10,000,000	$10,000	101,939,679	$101,940	$4,460,190	$(32,829)	$(774,133)	$3,765,168	$(15,032)	$3,750,136

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA

American Institute of Certified Public Accountants

ASC

Accounting Standards Codification

ASU

Accounting Standards Update

FASB

Financial Accounting Standards Board

FIFO

First-in, First-out

GAAP (US)

Generally Accepted Accounting Principles as applied in the United States

IFRS

International Financial Reporting Standards

PPM

Private Placement Memorandum

SEC

Securities Exchange Commission

SFAS or FAS

Statement of Financial Accounting Standards

Q210-QTR

Three months ended June 30, 2010

Q211-QTR

Three months ended June 30, 2011

Q210-YTD

Six months ended June 30, 2010

Q211-YTD

Six months ended June 30, 2011

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In Q4 2009, the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over ten tears.

In Q1 2010, the Company filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB).

In Q3 2010, the Company engaged in establishing DS Laboratories Brazil, LTDA, a joint venture distribution company with its exclusive Brazilian distributor. The Company owns 51% of DS Laboratories Brazil, LTDA. The purpose of the joint venture is to capitalize on its exclusive distribution rights in Brazil. The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products. The Company expects to complete the licensure process and commence sales in Q4 2011. As of June 30, 2011, the Company has invested $26,000 in this venture. (See Q2 2011 discussions to modify its joint venture agreement below)

In Q1 2011, the Company began distribution of nutraceutical products produced by NutraOrigin under an exclusive distribution agreement. As of June 30, 2011, the Company has not made or is required to make any investment in this venture. NutraOrigin is owned by our Chairman’s father.

In Q2 2011, the Company began discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian partner has committed to fully fund the product development and licensing of our products in Brazil. The Company retains its exclusivity for Brazilian distribution. The Company expects to complete the licensure process and commence sales in Q4 2011.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2011 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company has also has been experiencing significant growth, which puts serious strains on its cash requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2011 and December 31, 2010, the provision for doubtful accounts was $31,246 and $73,759, respectively.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. Fixed and variable manufacturing costs and overhead are included in the carrying values of finished goods.

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

Furniture and equipment is reviewed whenever events or changes in circumstances occur that indicate possible impairment in accordance with ASC 360-35-15, “Impairment or Disposal of Long-Lived Assets”.

Long-Lived Assets

The Company has adopted ASC 360-10, “Property, Plant and Equipment”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•

persuasive evidence of a sales arrangement exists,

•

delivery has occurred,

•

the sales price is fixed or determinable and

•

Collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC 605-45, “ Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of revenue.

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered material. The Company has not established a product return reserve.

Research and Development

The Company does not engage in research and development as defined in ASC 730, “Research and Development.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development and reported as part of selling and marketing expenses in the statements of operations.

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

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Segment Information

ASC 280, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements and related notes to conform to the current periods presentation. These reclassifications had no effect on reported losses.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal 2012. The implementation of this authoritative guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance clarifying when a debt restructuring by a creditor constitutes a troubled debt restructuring, which is effective July 1, 2011 for all restructurings that occurred on or after January 1, 2011. Specifically, the guidance clarifies that a troubled debt restructuring only exists when a creditor makes a concession in interest rates or payment terms to a debtor experiencing financial difficulties. It provides additional guidance on determining what constitutes a concession, and on the use of probability in determining if a debtor could be experiencing financial difficulty prior to defaulting on payments. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, which generally aligns the principles for fair value measurements contained in ASC 820, and the related disclosures under U.S. GAAP and IFRS. The amendments to ASC 820 generally relate to changes to a principle or requirement for measuring fair value, clarifications of the FASB’s intent regarding the application of existing requirements and additional disclosure requirements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company is presently evaluating the impact, if any of this ASU on its consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2011, the FASB issued ASU 2011-05 amending ASC 220 related to comprehensive income. The amendment to ASC 220 requires companies to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. The reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This ASU is effective in interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company is presently evaluating the impact, if any, of this ASU on its consolidated financial statements.

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Bulk product and raw materials	$1,351,418	$814,416
Merchandise inventory	455,343	204,018
Inventory in transit	134,802	163,246
	$1,941,563	$1,181,680

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

Inventory in transit – In transit inventory consists of primarily bulk product and raw materials where purchases have been committed and funds have been transferred to the Vendor but the inventory has not yet arrived in one of our designated warehouse facilities.

Management evaluated the inventory at June 30, 2011 and December 31, 2010 and any obsolete inventory was expensed through cost of goods sold, and accordingly no allowance for obsolescence was necessary.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Employee advances	$62,086	$8,083
Other prepaids	—	2,518
Deferred advertising – sachets	—	65,000
Operations consultant	56,667	35,000

	$118,753	$110,601

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

Operations consultant – We have advanced funds to a consultant for providing operational guidance in connection with our Health Care product line, which is currently under commercialization. During the 1st quarter of 2011, we entered into a one year agreement with that consultant, who is the father of our CEO, establishing total payments of $100,000 of which $90,000 has been advanced. The cost will be amortized over the life of the contract. $33,333 has been amortized during 2011.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(131,250)	(93,750)
Net distribution rights	618,750	656,250

Pure Guild brand rights and supplier agreement	106,666	106,666
Less: Accumulated amortization	(44,800)	(32,000)
Net brand rights and supplier agreement	61,866	74,666
	$680,616	$730,916

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. – INTANGIBLE ASSETS (CONTINUED)

Distribution rights – During 2009, the Company issued 3,000,000 shares of common stock in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at $0.25 per share. The Company, though a joint venture with its exclusive distributor is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 4th quarter of 2011. $37,500 was amortized during 2011. During, the 2nd quarter of 2011, due to the costs involved, the Company entered into negotiations with its joint venture partner to provide all required financing in exchange for 100% ownership of the joint venture. The Company retains its distribution rights.

The Company will amortize its brand and distribution rights over the next 10 years as follows:

	2011	2012	2013	2014	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$37,500	$75,000	$75,000	$75,000	$356,250	$618,750
Pure Guild	12,800	25,600	23,466	—	—	61,866
	$50,300	$100,600	$98,466	$75,000	$356,250	$680,616

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. The value of these rights is being amortized over 5 years the basic term of the agreement. $12,800 was amortized during 2011.

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2010 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Trade payables	$612,775	$354,795

Accrued expenses:
Advertising and marketing	144,846	175,136
Production materials	—	24,038
Freight	—	4,500
Human resources	12,500	25,367
Consulting fees – Operations	37,583	—

Credits due to customers	12,912	20,474
	$820,616	$604,311

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company is committed to lease payments over the next five years are as follows:

	2011	2012	2,013	2,014	Beyond	Total

Facility Leases:
Pompano, Fl (Production)	$7,800	$—	$—	$—	$—	7,800
Deerfield Beach, Fl (Production)	21,450	43,901	45,657	47,483	20,107	178,598
Ashville, NC (Sales)	9,600	19,800				29,400
	$38,850	$63,701	$45,657	$47,483	$20,107	$215,798

Pending and threatened litigation –

•

In 2009 and prior periods, Divine Skin, Inc. had received a few pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business however Divine Skin has not received any additional claims in 2010 or during the six months ended June 30, 2011. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided. We established an accrual for certain media, materials and freight supplier claims representing our estimate of the appropriate amount due of $157,346 and $229,042 at June 30, 2011 and December 31, 2010, respectively.

In 2010 and during the six months ended June 30, 2011, the Company has been able to resolve most of these claims and has negotiated settlements with several suppliers resulting in the reduction of the supplier claim recorded and repayment through a structured payout.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $20,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages.

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages. These shares were recorded as an unpaid subscription pending meeting certain performance criteria stipulated in the agreement.

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – EQUITY (CONTINUED)

The following table summarizes transactions under the private placement memorandum as follows:

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

Common Stock Sold Privately

During the first quarter of 2010, the Company began selling its common stock to qualified investors, at a purchase price between $0.15 - $0.26 per share. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900
Q4 2010	1,000,000	$0.25	250,000	(75,000)	175,000
2011
Q1 2011	3,257,207	$0.25	821,000	(223,651)	597,349
Q2 2011	3,530,830	$0.26	916,250	(179,974)	736,276
	11,294,037	$0.23	$2,581,750	$(653,225)	$1,928,525

Other Issues of Common Stock

During the first quarter of 2010 the Company issued 25,000 shares for services valued at $0.18 per share, which resulted in an expense of $4,500.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – EQUITY (CONTINUED)

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

During the second quarter of 2011 the Company issued 112,641 shares for services provided by employee and consultants valued at $0.37 - $0.42 per share, which resulted in an expense of $45,661.

Warrants

As discussed in the PPM offering the selling agent has the right to receive warrants to purchase one share of Common Stock of the Company for every ten Shares sold under the PPM offering. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. Based on the PPM’s “repriced” sale price of $0.25 per share, the warrants are “in the money” upon issuance.

During 2009, the Company sold 4,883,096 shares of the Company’s common stock under the PPM. The Company determined that 4,855,100 of those shares qualified for warrants. Accordingly, the Company issued warrants for 485,510 shares related to the private sale of shares and accrued an additional expense for financial consulting services, based on the value of the warrants of $116,522.

During 2010, the Company sold shares of its common stock in private sales under Regulation S. The Company agreed to grant warrants under the same terms disclosed under the PPM offering. Accordingly, the Company issued warrants based on the private sale of common shares and recorded an expense for financial consulting services, based on the value of the warrants as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2010
Q1 2010	1,112,000	111,200	$.17	$18,904
Q2 2010	1,734,000	173,400.34		58,956
Q3 2010	660,000	61,000.34		20,740
Q4 2010	1,000,000	100,000.35		35,000
	4,506,000	445,600	$.30	$133,600

Also during the first quarter of 2010, the Company issued warrants to an investor relations consultant in aggregate to purchase 500,000 shares of common stock at prices ranging from $0.25 to $0.35 per share depending on the tranche. The warrants were recorded at their fair value of $2,071, which resulted in a charge to operations.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – EQUITY (CONTINUED)

During 2011, the Company sold shares of its common stock in private sales under Regulation S. The Company agreed to grant warrants under the same terms disclosed under the PPM offering. Accordingly, the Company issued warrants based on the private sale of common shares and recorded an expense for financial consulting services, based on the value of the warrants as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011
Q1 2011	3,257,207	305,100	$.44	$134,244
Q2 2011	3,530,830	0.36		0
	6,788,037	305,100	$.44	$134,244

Effective for the second quarter of 2011, the selling agent waived his rights to receive warrants for Q2 2011. Accordingly, the Company issued no warrants related to the private sale of shares and accrued no expense for financial consulting services, based on the value of the warrants.

The following table presents the status of all warrants outstanding at June 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,431,110	$0.01	3.2	$335,106
Issued	305,100	0.01	4.8	$109,805
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2011	1,736,210	$0.01	3.5	$464,861
Exercisable at June 30, 2011	1,736,210	$0.01	3.5	$464,861

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter and provide for continuation of financial consulting services and forfeiture under certain conditions. During the first quarter of 2010, the Company obtained its trading symbol and the consultant has complied with the vesting requirements, accordingly the Company recorded an expense for consulting services of $48,000 and $96,000 in Q211-QTR and Q211-YTD reflecting the structured vesting.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – EQUITY (CONTINUED)

The following table presents the status of all options outstanding at June 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	2,000,000	$0.01	3.7	$719,800
Issued	—	—	—	$—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2011	2,000,000	$0.01	3.7	$719,800
Exercisable at June 30, 2011	1,066,667	$0.01	3.7	$383,893

Preferred Stock

During the first quarter of 2009 three shareholders of the Company (which at such time constituted all of the shareholders of the Company) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The Certificate of Designation calls for the mandatory conversion of the Series A Preferred Stock on a one to one basis into shares of the Company’s common stock on September 15, 2011, subject to adjustment.

NOTE 10. – INCOME TAXES

The provision for income taxes for the six months ended June 30, 2011 and 2010 is summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	(86,044)	90,864
State	(7,990)	8,437

Increase (Decrease) in valuation allowance	94,034	(99,301)

Total provision (benefit) for income taxes	$—	$—

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. – INCOME TAXES (CONTINUED)

The income tax benefit for the six months ended June 30, 2011 was not booked due to the uncertainty of future profitable operations necessary to realize the benefit. The income tax provision for the six months ended June 30, 2010 was offset by available net operating loss carry-forwards. However, management expects those available credits to be exhausted during 2012.

The provision for income taxes for the six months ended June 30, 2011 and 2010 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	June 30,
	2011	2010

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$253,317	$159,284
	—	—
Total deferred tax assets	253,317	159,284
Valuation allowance	(253,317)	(159,284)
Net deferred tax assets	$—	$—

As of June 30, 2011 and December 31, 2010 the Company had a valuation allowance on its deferred tax assets of $253,317 and $159,284, which relates to net operating losses. The pro forma valuation allowance increased $94,033 in 2011-YTD. The increase was attributable to accumulated net operating losses in the period.

As of June 30, 2011 and December 31, 2010, the Company had net operating loss carry-forwards of $714,167 and $466,035, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2029.

NOTE 11. – 2009 EQUITY INCENTIVE PLAN

Overview – The Company initiated a 2009 Equity Incentive Plan (the "Plan") to:

1.

attract and retain the best available personnel for positions of substantial responsibility,

2.

provide additional incentives to Employees, Directors and Consultants, and

3.

promote the success of the Company and the Company's Affiliates.

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. – 2009 EQUITY INCENTIVE PLAN (CONTINUED)

Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The Company has not granted any options under the plan.

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

NOTE 12. - SIGNIFICANT CUSTOMERS

The Company’s product revenues consist primarily of Revita, Spectral DNC and NR09, which individually exceed 10% of sales, collectively represent 43.2% of total sales. Product revenue from NR08, Revita COR and NR07, which individually exceed 5% of sales, collectively account for another 20.3% of sales.

The Company’s product revenues result from sales to two significant customers as presented in the following table. These customers are distributors of the Company. The Company maintains ongoing sales projection discussion with these customers but has not executed any formal long term sales commitments. The Company believes it maintains cordial relationships with all of its customers. At June 30, 2011 the Company had a sales order backlog of $100,559.

Sales to significant customers during Q211-YTD and their accounts receivable at June 30, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,210,094	26.4%	$656,787	38.4%
B	$658,249	14.4%	$180,298	10.5%

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. - SIGNIFICANT CUSTOMERS (CONTINUED)

Sales to significant customers during Q210-YTD and their accounts receivable at June 30, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$507,882	21.1%	$113,900	14.3%
B	$446,877	18.5%	$147,880	18.5%

NOTE 13. - SIGNIFICANT VENDORS

The Company purchases its raw materials from various foreign and domestic suppliers several of which represent individually in excess of 10% of total purchases. Purchases of raw materials consist primarily of basic chemicals and packaging materials. The Company believes that it enjoys cordial relationships with all its suppliers but should the need arise, the Company believes that it could transition to alternate suppliers with minimal adverse impact. It does not have any formal long term purchase agreements with its suppliers. The Company does issue purchase orders based on its production plan, which may be modified or cancelled should its production plan change. The Company had $1,015,615 in outstanding purchase orders at June 30, 2011.

Purchases from significant vendors during Q211-YTD and their accounts payable at June 30, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payables	Percent

A	$596,691	26.4%	$25,998	4.1%
B	$306,049	13.6%	$70,000	11.0%
C	$302,404	13.4%	$82,269	12.9%

Purchases from significant vendors during Q210-YTD and their accounts payable at June 30, 2010 were:

Vendor	Purchase Amount	Percent	Accounts Payables	Percent

A	$197,550	42.34%	$0	0.0%

NOTE 14. - CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

DIVINE SKIN, INC. (dba DS LABORATORIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15. – SUBSEQUENT EVENTS

In accordance with the guidance offered in ASC 855, formerly SFAS 165 – “Subsequent Events”, the Company has evaluated its activities from June 30, 2011 through August 22, 2011, the date the financial statements were issued, and determined that there were no reportable subsequent events, except as follows:

Workers Compensation Claim – We have been notified by our insurance carrier, Harford, that a worker at the Velocity production facility has filed a claim regarding a cut to her finger received while allegedly packaging eye droppers for one of our products. We do not believe this claim has merit and do not expect to incur any material costs not covered by our insurance, associated with this claim.

Breach of Contract Claim – On or about July 27, 2011, a complaint was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by a third party, against the Company claiming damages due to the Company’s purported improper termination of an investor relations and consulting agreement entered into on or about October 15, 2010. Prior to this action the Company filed a claim for rescission against the plaintiff demanding rescission of the agreement and return of fees and stock previously issued to the plaintiff. See Note 8. The Company intends to vigorously defend this claim.

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

The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and formulates its own products. We currently offer skin care, personal care, hair care products and a health care line.

We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order-by-order basis.

Results of Operations for the Three Months Ended June 30, 2011 (Q211-QTR) As Compared to the Three Months Ended June 30, 2010 (Q210-QTR)

Revenues, Net - Net revenues increased $1,031,607 or 79.3%, to $2,331,804 (Q211-QTR) from $1,300,197 (Q210-QTR). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR09, which together represent 36.3% of total sales and NR08, Revita COR and Spectral DNC-L, which together account for another 22.7% of total sales.

Revenues increased as a result of continuing efforts to attract new customers, expand its distribution channels and expand the product offering. The Company conducts a significant portion of business with two distributors, which total approximately 39.7% of Q210-QTR revenues.

Cost of Goods Sold - Total cost of goods sold increased $585,929 or 177.1%, to $916,720 (Q211-QTR) from $330,791 (Q210-QTR). The increase is attributable to expanded personnel in production, warehousing and fulfillment functions, increase in materials handling, overtime and rework because of which, we incurred certain inefficiencies and increased costs in these functions and as a result of the increase in sales.

Selling and Marketing Costs - Selling and marketing costs increased $529,617 or 214.3%, to $776,751 (Q211-QTR) from $247,134 (Q210-QTR). The increase is primarily due to the following:

–

Increases of:

•

$312,823 for commissions and consulting expenses due increased sales force, increased commissions as a result of increased sales and expanded outsourced distribution;

•

$105,811 for freight and shipping costs, as a result of increased sales;

•

$66,218 for marketing and promotion costs, as a result of increased sales and increased support offered to expand our distribution channels and preparing new products for market;

•

$31,906 for travel and entertainment as a result of increased sales and expanded sales staff;

•

$10,000 for warehousing costs as a result of increased logistics requirements to support increased sales and

•

$2,859 net for other sales and marketing costs.

General and Administrative Costs - General and administrative costs increased $209,525 or 42.6%, to $701,525 (Q211-QTR) from $492,001 (Q210-QTR). The increase is primarily due to the following:

–

Increases of:

•

$50,091 in bad debts as a result of relaxed credit and collection activities associated with attracting new customers and higher transaction volumes;

•

$48,040 for personnel costs;.

•

$34,571 for rent due to expanded space requirements, primarily for remote facilities due to increased sales staff;

•

$31,875 for amortization primarily related to increased intangible assets such as the distribution agreement and Pure Guild brand rights;

•

$24,165 professional fees which includes increased legal costs and accounting costs associated with SEC regulatory filings, plus outsourcing certain administrative services to supplement limited staffing resources; and

•

$20,783 net, for other general and administrative expenses.

Other Income (Expense) - Other income (expense) increased $3,769 to $5,920 (Q211-QTR) from $2,151 (Q210-QTR). The increase in other income is considered nominal.

Income Tax Provision (Benefit) – No benefit for income taxes or deferred tax assets will be recorded until profitable future operations are more than likely to occur.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $289,694 or 124.6% to $57,272 net loss (Q211-QTR) from $232,422 net income (Q210-QTR).

Results of Operations for the Six Months Ended June 30, 2011 (Q211-YTD) As Compared To the Six Months Ended June 30, 2010 (Q210-YTD)

Revenues, Net – Net revenues increased $2,286,953 or 99.6%, to $4,582,222 (Q211-YTD) from $2,295,269 (Q210-YTD). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR09, which together represent 43.2% of total sales and NR08, Revita COR and Spectral DNC-L, which together account for another 20.3% of total sales.

Revenues have increased as a result of the Company’s efforts to expand its distribution. The Company conducts a significant portion of business with two distributors, which total approximately 40.8% of Q211-YTD revenues.

Cost of Goods Sold - Total cost of goods sold increased $1,333,693 or 200.9%, to $1,997,462 (Q211-YTD) from $663,769 (Q210-YTD). Approximately $661,000 of the increase is attributable to the increase in sales volume based on Q210-YTD gross profit percentage. The remaining $672,693 of the increase is attributable in material cost fluctuations and production inefficiencies due to staffing instability and reduced sales prices and allowances granted to attract new customers.

Selling and Marketing Costs - Selling and marketing costs increased $868,946 or167.3%, to $1,388,274 (Q211-YTD) from $519,328 (Q210-YTD). The increase was primarily due to the following:

–

Increases of:

•

$477,786 for commissions and consulting expenses due to expanding the sales force and outsourced distribution and also a result of increased commissions on increased sales;

•

$173,283 for freight and shipping costs, as a result of increased sales;

•

$138,761 for marketing and promotion costs, as a result of increased sales and increased support offered to expand our distribution channels and preparing new products for market;

•

$26,814 for product development as a result of expanding the product line;

•

$47,839 for travel and entertainment as a result of increased sales and expanded sales staff; and

•

$10,118 net for other selling and marketing costs.

–

that were partially offset by decreases of:

•

$5,655 net for postage and refunds.

General and Administrative Costs - General and administrative costs increased $547,589 or 60.6%, to $1,451,572 (Q211-YTD) from $903,983 (Q210-YTD). The increase is primarily due to the following:

–

Increases of:

•

$267,607 professional fees which includes increased legal costs and accounting costs associated with SEC regulatory filings, plus outsourcing certain administrative services to supplement limited staffing resources;

•

$82,123 in personnel costs due to increased staffing.

•

$51,871 in bad debts as a result of relaxed credit and collection activities associated with attracting new customers and higher transaction volumes;

•

$50,548 for rent due to expanded space requirements, primarily for remote facilities due to increased sales staff;

•

$46,144 for amortization primarily related to increased intangible assets such as the distribution agreement and Pure Guild brand rights;

•

$16,144 for added insurance; and

•

$33,152 net, for other general and administrative expenses.

Other Income (Expense) - Other income (expense) decreased $44,468 to $6,954 (Q211-YTD) from $51,423 (Q210-YTD). The decrease in other income is a result of favorable settlements of vendor claims in Q210-YTD that did not repeat in Q211-YTD.

Income Tax Provision (Benefit) – No benefit for income taxes or deferred tax assets will be recorded until profitable future operations are more than likely to occur.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $507,744 or 195.6% to $248,132 net loss (Q211-YTD) from $259,612 net income (Q210-YTD).

Liquidity and Capital Resources

We had working capital of $3,016,657 at June 30, 2011. Our operating and capital requirements in connection with supporting our expanding sales, operations and introducing new products have been and will continue to be significant to us. Due to continued demands on liquidity necessary to support our increasing sales, it is becoming increasingly difficult to maintain appropriate cash reserves. Our cash balance at June 30, 2011 was $7,766. Our losses from 2009, 2010, and the six months ended June 30, 2011 along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through the sale of common shares under private placements which we began in early 2009 and extended to private sales under Regulation S commencing in 2010.

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

During the six months ended June 30, 2011, the Company accepted $1,737,250 from foreign investors to subscribe for an aggregate of 6,788,037 shares of our common shares under private offerings pursuant to Regulation S under the Securities Act of 1933, as amended. The offerings provided for issuance costs of 30% which amounted to $403,625 in relation to the offerings. As a result, the Company netted $1,333,625 in proceeds from the subscription.

Financial Position

Total Assets - Our total assets increased $1,669,410 or 56.7% to $4,613,270 as of June 30, 2010 from $2,943,860 as of December 31, 2010 primarily as a result of a net increase in current assets of $1,703,151, net increase in furniture and equipment of $15,465, primarily associated with $21,500 in additions net of depreciation; which was partially offset by a net decrease in intangible assets of $50,300 primarily associated with amortizing our prepaid Brazilian distribution agreement and Pure Guild Brand rights.

Current Assets - The net increase in current assets was associated with a $759,883 increase in inventory levels and a $1,073,755 increase in accounts receivable, which was partially offset by a $138,639 decrease in cash.

Inventory - Inventory levels increased 64%, in part as a result of increased purchases of raw materials and packing materials to support our expanding sales.

The increased inventory level on hand at June 30, 2011, results in an average inventory that represents approximately 39.1% of annualized COGS or a 4.7 month supply based on the annualized sell through rate achieved for the six months ended June 30, 2011. Management has continued to increase its stocking levels of raw materials as a result of its success in continuing to attract new customers. We are anticipating continued increasing sales through 2011. Management also understands that these inventory decisions result in an unbalanced inventory until we can improve our production planning. In spite of increased stock levels, management has improved its turnover rate and will continue to action to improve its turnover in the future. Its ultimate goal remains to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with portions of its inventory that may be unbalanced slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at June 30, 2011.

Accounts Receivable – Our accounts receivable at June 30, 2011 were $1,811,709. This represents a 145.5% increase in the accounts receivable balance at December 31, 2010. The increase is the result of expanded sales and customer base. Management believes that its current receivables are collectable and have adequately reserved those in doubt.

Cash – The decrease in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Six Months June 30, 2011

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2011 of $1,486,850. Net cash used reflects cash provided by adjusted net income for the period ended of approximately $161,816, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $1,648,666 of cash used to support net changes in working capital items, which included:

•

a $1,084,960 increase in accounts receivable as a result of expanded sales;

•

a $759,883 increase in inventory costs due to the increase in raw materials and bulk materials for current production in support of expanded sales;

•

a $216,307 increase in accounts payable as a result of obtaining payment terms from certain vendor, and

•

a $21,356 net increase in other current payables and increase in other current receivables.

Cash Flows used in Investing Activities

Our investing activities used $22,585 in net cash during the six months ended June 30, 2011. Net cash used is composed of purchases of additional production equipment.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $1,370,796 for the six months ended June 30, 2011. We raised approximately $1,333,625 through sales of our common stock at $0.25 - $0.26 per share, net of $403,625 in issuance costs. We also received $37,171 subscriptions to purchase common shares, net of $5,829 in issuance costs.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. During Q2-YTD we have added several additional staff and management positions in operations, primarily in the area of production and logistics.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $5,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages.

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $50,000 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages.

We have been notified by our insurance carrier, Harford, that a worker at the Velocity production facility has filed a claim regarding a cut to her finger received while allegedly packaging eye droppers for one of our products. We do not believe this claim has merit and do not expect to incur any material costs not covered by our insurance, associated with this claim.

 On or about July 27, 2011, a complaint was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida by a third party, against the Company claiming damages due to the Company’s purported improper termination of an investor relations and consulting agreement entered into on or about October 15, 2010. Prior to this action the Company filed a claim for rescission against the plaintiff demanding rescission of the agreement and return of fees and stock previously issued to the plaintiff. See Note 8.  The Company intends to vigorously defend this claim.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company issued an aggregate of 112,641 shares of common stock to four employees and consultants in consideration of services performed. The shares were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). The service providers had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended June 30, 2011, the Company issued an aggregate of 3,530,830 shares of common stock to five foreign investors in consideration of gross proceeds of $916,250 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $179,974. As a result, the Company netted $736,276 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

(REMOVED)

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)

3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)

3.3	Bylaws of Divine Skin, Inc. (1)

10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)

10.2	Kane Concourse Lease Agreement (1)

10.2.1	Kane Concourse Lease Termination Agreement (1)

10.2.2	Meridian Center Lease Agreement, as amended (1)

10.3	Consulting Agreement dated January 2009 (1)

10.4	Form of Exclusive Distribution Agreement (1)

10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)

10.6	Form of Regulation S Subscription Agreement (3)

10.7	Form of Section 4(2) Subscription Agreement (3)

10.8	Form of Services Agreement (3)

16.1	Letter from former Auditor(5)

21.1	List of subsidiaries of the Company (1)

31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)

32.1	Certification pursuant to Section 1350 (Provided herewith)

32.2	Certification pursuant to Section 1350 (Provided herewith)

99.1	Code of Ethics(4)

101	XBRL Interactive Data File**

———————

**

To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

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

Date: August 22, 2011	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer