Form 10-Q/A
period 2011-06-30
Divine Skin Inc.
filed 2011-09-14
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Divine Skin, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)
3.3	Bylaws of Divine Skin, Inc. (1)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Kane Concourse Lease Agreement (1)
10.2.1	Kane Concourse Lease Termination Agreement (1)
10.2.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement dated January 2009 (1)
10.4	Form of Exclusive Distribution Agreement (1)
10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)
10.6	Form of Regulation S Subscription Agreement (3)
10.7	Form of Section 4(2) Subscription Agreement (3)
10.8	Form of Services Agreement (3)
16.1	Letter from former Auditor(5)
21.1	List of subsidiaries of the Company (1)
31.1	Certification pursuant to Rule 13a-14(a) **
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) **
32.1	Certification pursuant to Section 1350 **
32.2	Certification pursuant to Section 1350 **
99.1	Code of Ethics(4)
101.INS	XBRL Instance File *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

———————

*

Filed herewith.

**

Previously filed.

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

Date: September 14, 2011	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

3