Form 10-Q
period 2011-09-30
Divine Skin Inc.
filed 2011-11-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

There were 105,029,613 shares of common stock outstanding as of November 8, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current Assets
Cash	$188,644	$146,405
Accounts receivable, net	1,394,116	737,954
Inventory	2,063,688	1,181,680
Prepaid expenses and other current assets	1,094,876	110,601

Total Current Assets	4,741,324	2,176,640

Furniture and Equipment, net	29,859	18,861
Intangible Assets, net	655,467	730,916
Other Assets	18,538	17,443

TOTAL ASSETS	$5,445,188	$2,943,860

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$691,783	$604,311
Other current liabilities	106,096	21,162

TOTAL LIABILITIES	797,879	625,473

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized:	10,000	10,000
10 million shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively
Common stock, $0.001 par value, 300 million shares authorized:	99,924	94,961
99,923,786 and 94,961,001 shares issued and outstanding at
September 30, 2011 and December 31, 2010, respectively
Additional paid-in-capital	5,853,710	2,824,459
Stock subscription	(106,800)	(70,000)
Accumulated deficit	(1,194,493)	(528,293)

Total Shareholders' Equity	4,662,341	2,331,127
Non-Controlling Interest	(15,032)	(12,740)

Total Equity	4,647,309	2,318,387

TOTAL LIABILITIES AND EQUITY	$5,445,188	$2,943,860

See accompanying notes to condensed consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Product sales	$2,534,862	$1,579,256	$7,214,842	$3,991,720
Less returns and allowances	(472,684)	(50,087)	(571,072)	(167,282)

Net revenue	2,062,178	1,529,169	6,643,770	3,824,438

Cost of Goods Sold	1,042,808	573,349	3,181,103	1,237,118

Gross Profit	1,019,370	955,820	3,462,667	2,587,320

Operating Costs and Expenses:
Selling and marketing	725,472	339,818	1,972,913	859,146
General and administrative	717,462	507,853	2,169,035	1,411,836

Total operating costs and expenses	1,442,934	847,671	4,141,948	2,270,982

Operating Income (Loss)	(423,564)	108,149	(679,281)	316,338

Other Income (Expense)
Interest income	-	-	(149)	-
Other	3,204	(4,499)	10,938	46,924

Total other income (expense)	3,204	(4,499)	10,789	46,924

Income (Loss) Before Taxes	(420,361)	103,650	(668,492)	363,262

Income Tax Provision	-	17,994	-	17,994

Net Income (Loss)	(420,361)	85,656	(668,492)	345,268

Net Loss Attributable to Non-Controlling Interest	-	-	2,292	-

Net Income (Loss) Attributable to Shareholders
of Divine Skin, Inc.	$(420,361)	$85,656	$(666,200)	$345,268

Basic Earnings per Share:
Weighted average shares	102,332,267	93,450,369	99,508,214	92,051,946
Earnings per share	$(0.00)	$0.00	$(0.01)	$0.00

Diluted Earnings per Share:
Weighted average shares	102,332,267	94,528,222	99,508,214	92,847,740
Earnings per share	$(0.00)	$0.00	$(0.01)	$0.00

See accompanying notes to condensed consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Period From January 1, 2010 to September 30, 2011

					Additional Paid In Capital	Subscription/ Stock Receivable	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

December 31, 2009	10,000,000	$10,000	89,986,001	$89,986	$1,660,841	$-	$(391,220)	$1,369,607	$-	$1,369,607

Shares Issued:								-	-	-
Sold to private investors			4,506,000	4,506	839,994			844,500	-	844,500
Less: Issuance costs					(249,600)			(249,600)	-	(249,600)
For services
Investor relations			444,000	444	156,556			157,000	-	157,000
Employee/associate compensation			25,000	25	4,475			4,500	-	4,500
Consulting - sales and marketing			-					-	-	-
Common shares to be returned						(70,000)		(70,000)	-	(70,000)
Warrants:
Vested for trading symbol					160,000			160,000	-	160,000
Issued for financial consulting services					252,193			252,193	-	252,193
2010 Net Loss							(137,073)	(137,073)	(12,740)	(149,813)
December 31, 2010	10,000,000	10,000	94,961,001	94,961	2,824,459	(70,000)	(528,293)	2,331,127	(12,740)	2,318,387

Shares Issued:
Sold to private investors			8,039,281	8,039	2,061,461			2,069,500		2,069,500
Less: Issuance costs					(459,769)			(459,769)		(459,769)
For services
Investor relations			85,000	85	34,515	(30,000)		4,600		4,600
Employee/associate compensation			160,790	161	62,527			62,688		62,688
Consulting			100,641	101	42,050			42,151		42,151
Sold to investors, held in escrow pending closing			3,571,429	3,571	996,429			1,000,000		1,000,000
Subscriptions sold, shares not Issued:
Sold to private investors								-		-
Less: Issuance costs								-		-
Common shares to be returned			23,449	23	6,777	(6,800)		-		-
Common shares surrendered by founders			(7,017,805)	(7,018)	7,018			-		-
Warrants:
Vested for trading symbol					144,000			144,000		144,000
Issued for financial consulting services					134,244			134,244		134,244
2011 Net Loss							(666,200)	(666,200)	(2,292)	(668,492)
September 30, 2011 (Unaudited)	10,000,000	$10,000	99,923,786	$99,924	$5,853,710	$(106,800)	$(1,194,494)	$4,662,341	$(15,032)	$4,647,309

See accompanying notes to condensed consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net (Loss) Income	$(668,492)	$345,268
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Depreciation and amortization	144,275	65,910
Bad debts	34,389	30,292
Stock issued for services	109,439	4,500
Warrants issued for financial services	134,244	98,600
Warrants issued for other services	144,000	112,000
Changes in operating assets and liabilities:
Accounts receivable	(690,551)	(216,446)
Inventory	(882,009)	(436,087)
Prepaid expenses and other current assets	(42,608)	318
Accounts payable and accrued expenses	87,472	(414,663)
Other current liabilities	84,933	28,692
Net cash used in operating activities	(1,544,907)	(381,616)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(21,491)	(8,514)
Recovery (issuance) of advances	0	(13,000)
Security deposits	(1,094)	(9,408)
Net cash used in investing activities	(22,585)	(30,917)

Cash Flows from Financing Activities:
Proceeds from sale of stock	2,069,500	587,844
Payment of stock issuance costs	(459,769)	(172,500)
Net cash provided by financing activities	1,609,731	415,344

Increase in cash	42,239	2,811
Cash, Beginning of Period	146,405	259,449

Cash, End of Period	$188,644	$262,260

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Investing and Financing Non-Cash Transactions:
Warrants for financial consulting services	$-	$135,426
Shares issued for prepaid IR services	$-	$70,000
Issuance of common stock through stock subscription receivable	$1,000,000	$-

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
Q310-QTR	Three months ended September 30, 2010
Q311-QTR	Three months ended September 30, 2011
Q310-YTD	Nine months ended September 30, 2010
Q311-YTD	Nine months ended September 30, 2011
VIE	Variable Interest Entity

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

In Q4 2009, the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over ten years.

In Q1 2010, the Company filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB).

In Q3 2010, the Company engaged in establishing DS Laboratories Brazil, LTDA, a joint venture distribution company with its exclusive Brazilian distributor. The Company owns 51% of DS Laboratories Brazil, LTDA. The purpose of the joint venture is to capitalize on its exclusive distribution rights in Brazil. The Company has completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products. The Company expects to complete the licensure process and commence sales in Q1 2012. As of September 30, 2011, the Company has invested $26,000 in this venture (See Q2 2011 discussions to modify its joint venture agreement below).

In Q1 2011, the Company began distribution of nutraceutical products produced by NutraOrigin under an exclusive distribution agreement. As of September 30, 2011, the Company has not made or is required to make any investment in this venture. NutraOrigin is owned by our Chairman’s father.

In Q2 2011, the Company began discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian partner has committed to fully fund the product development and licensing of our products in Brazil. The Company retains its exclusivity for Brazilian distribution. The Company expects to complete the licensure process and commence sales in Q1 2012. As of September 30, 2011, the Company has invested $26,000 in this venture.

In Q3 2011, the Company finalized its discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for release of any responsibility to fund the license procedures, which will now be borne totally by our Brazilian partner, the Company relinquished its ownership rights to the joint venture. The Company also modified its distribution agreement with DS Laboratories Brazil, LTDA to provide for distributor pricing.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. Also included in the consolidated financial statements are the activities of Velocity Storage and Packing, LLC, which is accounted for as a VIE and DS Laboratories Brazil, LTDA which was a majority owned subsidiary during the periods from Q410 through Q211. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2011 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

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

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company is also has been experiencing significant growth which puts serious strains on its cash requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2011 and December 31, 2010, the provision for doubtful accounts was $34,389 and $73,759, respectively.

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

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 51% owned subsidiary, DS Laboratories Brazil, LTDA for the periods from Q410 through Q211.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

In January 2008, we adopted the provisions under FASB for Fair Value Measurements, which define fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. Our adoption of these provisions did not have a material impact on our consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. We currently do not have any financial assets and liabilities that are recurring that would require us to disclose them at fair value.

Reclassification

Certain reclassifications have been made to conform to prior periods’ data to the current presentation. These reclassifications had no effect on reported losses.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted FASB ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards ("IFRS"). This ASU is effective for fiscal years beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. This ASU is effective for fiscal years beginning on or after December 15, 2011 and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Bulk product and raw materials	$1,609,662	$814,416
Work in process	-	-
Merchandise inventory	327,420	204,018
Inventory in transit	126,606	163,246

	$2,063,688	$1,181,680

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

Management evaluated the inventory at September 30, 2011 and December 31, 2010 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Advance on equipment not in service	$5,964	$-
Stock subscription due	1,000,000
Employee advances	47,245	8,083
Other prepaids	-	2,518
Deferred advertising - sachets	-	65,000
Prepaid consultant services	100,000	35,000
Less amortization	(58,333)	-

	$1,094,876	$110,601

Stock subscription due – As discussed more fully in Note 15 Subsequent Events, in an effort to secure additional capital, the Company completed a Securities Purchase Agreement (“SPA”) and funding which raised $1.7 million, as authorized by the Board of Directors. In anticipation of a closing, the Company issued approximately 3.5 million shares of its common stock, which at the price agreed to in the SPA, was valued at $1 million. Since the shares had been issued and the funding occurred within two weeks, the Company has recorded a receivable for the funding which was pending at September 30, 2011.

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

Prepaid consultant services – We have advanced funds to a consultant for providing operational guidance in connection with our Health Care product line, which is currently under commercialization. During the 1st quarter of 2011, we entered into a one year consulting agreement with that consultant, who is the father of our CEO, establishing total payments of $100,000 which has been advanced. The cost will be amortized over the life of the contract. $58,333 has been amortized during 2011.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(150,000)	(93,750)
Net distribution rights	600,000	656,250

Pure Guild brand rights and supplier agreement	106,667	106,666
Less: Accumulated amortization	(51,200)	(32,000)
Net brand rights and supplier agreement	55,467	74,666

	$655,467	$730,916

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

The Company will amortize its brand and distribution rights over the next 10 years as follows:

	2011	2012	2013	2014	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$18,750	$75,000	$75,000	$75,000	$356,250	$600,000
Pure Guild	6,400	25,600	23,467	--	--	55,467
	$25,150	$100,600	$98,467	$75,000	$356,250	$655,467

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,667 of product representing approximately 70% the initial stocking order. The value of these rights is being amortized over 5 years the basic term of the agreement. $19,200 was amortized during 2011.

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2011 and December 31, 2010 consist primarily of:

	2011	2010
	(Unaudited)
Trade payables	$466,263	$354,795

Accrued expenses:
Advertising and marketing	120,264	175,136
Production materials	-	24,038
Freight	-	4,500
Human resources	12,500	25,367
Consulting fees - Sales	83,441	-
Deferred Rent	9,315	-

Credits due to customers	-	20,474

	$691,783	$604,311

Accrued expenses – As discussed more fully in Note 8, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter. Management believes the estimate accrual is its ultimate exposure to such claims.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

•

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida as its production facility to assemble small production runs of its products. The lease provides for monthly rent of $2,600 and expired in March 2011. The Company is currently in negotiations to settle its lease obligation.

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

The Company is committed to lease payments over the next five years are as follows:

	2011	2012	2013	2014	Beyond	Total

Facility Leases:
Miami Beach, Fl (HQ)	$-	$-	$-	$-	$-	$-
Pompano, Fl (Production)	7,800	-	-	-	-	7,800
Deerfield Beach, Fl (Production)	10,725	43,901	45,657	47,483	20,107	167,873
Ashville, NC (Sales)	4,800	19,800				24,600

	$23,325	$63,701	$45,657	$47,483	$20,107	$200,273

Pending and threatened litigation –

•

In 2009 and prior periods, Divine Skin, Inc. had received a few pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business however Divine Skin has not received any additional claims in 2010 or during the nine months ended September 30, 2011. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided. In 2010 and during the nine months ended September 30, 2011, the Company has been able to resolve most of these claims and has negotiated settlements with several suppliers resulting in the reduction of the supplier claim recorded and repayment through a structured payout. We established an accrual for certain media, materials and freight supplier claims representing the negotiated settlements or in absence of a settlement, our estimate of the appropriate amount due, of $132,764 and $229,042 at September 30, 2011 and December 31, 2010, respectively.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

•

Divine Skin Inc. has been named in a lawsuit brought by a former employee of 301 Model, an entity also related to Divine Skin, Inc. through a common shareholder. Divine Skin was named because it originally hired the employee rather than 301 Model as the latter was not yet an established entity. Our management is vigorously defending our position that the employee was terminated after two weeks for cause and that the employee subsequently violated their non-compete agreement. Accordingly, we do not anticipate that any material assessment or settlement will result from the lawsuit.

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $20,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages. The third party has counter claimed and the matters are currently pending. The Company is vigorously defending the counter claim.

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages. These shares were recorded as an unpaid subscription pending meeting certain performance criteria stipulated in the agreement. In November 2011, our claim was dismissed for lack of jurisdiction. The Company plans to refile its claim in New York.

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

The following table summarizes transactions under the private offering as follows:

	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
Period
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900
Q4 2010	1,000,000	$0.25	250,000	(75,000)	175,000
2011
Q1 2011	3,257,207	$0.25	821,000	(223,651)	597,349
Q2 2011	3,530,830	$0.26	916,250	(179,974)	736,276
Q3 2011	1,251,244	$0.27	332,250	(56,144)	276,106
	12,545,281	$0.24	$2,914,000	$(709,369)	$2,204,631

Other Issues of Common Stock

During the first quarter of 2010 the Company issued 25,000 shares for services valued at $0.18 per share, which resulted in an expense of $4,500.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

During the third quarter of 2011 the Company issued 155,790 shares for services provided by employee and consultants valued at $0.38 - $0.40 per share, which resulted in an expense of $60,598.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – EQUITY (CONTINUED)

During 2011, the Company sold shares of its common stock in private sales under Regulation S. The Company agreed to grant warrants under the same terms disclosed under the PPM offering. Accordingly, the Company issued warrants based on the private sale of common shares and recorded an expense for financial consulting services, based on the value of the warrants as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011
Q1 2011	3,257,207	305,100	$.44	$134,244
Q2 2011	3,530,830	0.36		0
Q3 2011	1,251,244	0.38		0
	8,039,281	305,100	$.44	$134,244

Effective for the second and third quarters of 2011, the selling agent waived his rights to receive warrants for Q2 and Q3 2011. Accordingly, the Company issued no warrants related to the private sale of shares and accrued no expense for financial consulting services, based on the value of the warrants.

The following table presents the status of all warrants outstanding at September 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,431,110	$0.01	3.0	$376,237
Issued	305,100	0.01	4.5	$114,321
Exercised	--	--
Forfeited	--	--
Outstanding at September 30, 2011	1,736,210	$0.01	3.2	$490,558
Exercisable at September 30, 2011	1,736,210	$0.01	3.2	$490,558

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter and provide for continuation of financial consulting services and forfeiture under certain conditions. During the first quarter of 2010, the Company obtained its trading symbol and the consultant has complied with the vesting requirements, accordingly the Company recorded an expense for consulting services of $48,000 and $144,000 in Q311-QTR and Q311-YTD reflecting the structured vesting.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9. – EQUITY (CONTINUED)

The following table presents the status of all options outstanding at September 30, 2011.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,000,000	$0.01	3.4	$749,400
Issued	--	--
Exercised	--	--
Forfeited	--	--
Outstanding at September 30, 2011	2,000,000	$0.01	3.4	$749,400
Exercisable at September 30, 2011	1,266,667	$0.01	3.4	$487,287

Preferred Stock

During the first quarter of 2009 three shareholders of the Company (which at such time constituted all of the shareholders of the Company) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The Certificate of Designation calls for the mandatory conversion of the Series A Preferred Stock on a one to one basis into shares of the Company’s common stock on September 15, 2012, subject to adjustment.

NOTE 10. – INCOME TAXES

The provision for income taxes for the nine months ended September 30, 2011 and 2010 is summarized as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$16,465
State	-	1,529

Deferred:
Federal	(233,170)	110,677
State	(21,652)	10,277

Increase (Decrease) in valuation allowance	254,822	(120,954)

Total provision (benefit) for income taxes	$-	$17,994

The income tax benefit for the nine months ended September 30, 2011 was not booked due to the uncertainty of future profitable operations necessary to realize the benefit. The income tax provision for the nine months ended September 30, 2010 was offset by available net operating loss carry-forwards.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10. – INCOME TAXES (CONTINUED)

The provision for income taxes for the nine months ended September 30, 2011 and 2010 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	September 30,
	2011	2010

Expected provision(benefit) at statutory rate	35.0%	35.0%
State taxes	3.3%	3.3%
Valuation allowance for Net Loss	-38.3%	-38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$414,106	$159,284
	-	-
Total deferred tax assets	414,106	159,284
Valuation allowance	(414,106)	(159,284)
Net deferred tax assets	$-	$-

As of September 30, 2011 and December 31, 2010 the Company had a valuation allowance on its deferred tax assets of $414,106 and $159,284, which relates to net operating losses. The pro forma valuation allowance increased $254,822 in 2011-YTD. The increase was attributable to accumulated net operating losses in the period.

As of September 30, 2011 and December 31, 2010, the Company had net operating loss carry-forwards of $1,134,528 and $466,035, respectively. Unused net operating loss carry-forwards will expire at various dates beginning 2029.

NOTE 11. – 2009 EQUITY INCENTIVE PLAN

Overview – The Company initiated a 2009 Equity Incentive Plan (the "Plan") to:

1.

attract and retain the best available personnel for positions of substantial responsibility,

2.

provide additional incentives to Employees, Directors and Consultants, and

3.

promote the success of the Company and the Company's Affiliates.

Options granted under the Plan may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The Company has not issued any options under the plan.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

NOTE 12. - SIGNIFICANT CUSTOMERS

The Company’s product revenues consist primarily of Revita, Spectral DNC and Spectral DNC-L, which individually exceed 10% of sales, collectively represent 43.3% of total sales.  Product revenue from NR09, NR08 and Revita COR, which individually exceed 5% of sales, collectively account for another 19.0% of sales.

The Company’s product revenues result from sales to two significant customers as presented in the following table. These customers are distributors of the Company. The Company maintains ongoing sales projection discussion with these customers but has not executed any formal long term sales commitments. The Company believes it maintains cordial relationships with all of its customers. At September 30, 2011 the Company had a sales order backlog of $206,170.

Sales to significant customers during Q311-YTD and their accounts receivable at September 30, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$ 849,279	12.8%	$196,392	13.7%
B	$1,287,862	19.4%	$ 57,260	4.0%

Sales to significant customers during Q310-YTD and their accounts receivable at September 30, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$847,393	22.2%	$236,953	27.1%
B	$804,246	21.1%	$ 70,120	8.0%

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13. - SIGNIFICANT VENDORS

The Company purchases its raw materials from various foreign and domestic suppliers several of which represent individually in excess of 10% of total purchases. Purchases of raw materials consist primarily of basic chemicals and packaging materials. The Company believes that it enjoys cordial relationships with all its suppliers but should the need arise; the Company believes that it could transition to alternate suppliers with minimal adverse impact. It does not have any formal long term purchase agreements with its suppliers. The Company does issue purchase orders based on its production plan, which may be modified or cancelled should its production plan change. The Company had $941,076 in outstanding purchase orders at September 30, 2011.

Purchases from significant vendors during Q311-YTD and their accounts payable at September 30, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payables	Percent

A	$1,001,718	34.5%	$ 0	0.0%
B	$ 342,164	11.8%	$18,115	6.1%
C	$ 405,906	14.0%	$61,745	20.9%

Purchases from significant venders during Q310-YTD and their accounts payable at September 30, 2010 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$344,905	29.3%	$ 0	0.0%
B	$ 80,056	6.8%	$ 35	0.0%
C	$ 87,553	7.4%	$9,475	4.4%

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. – SUBSEQUENT EVENTS

Sale of Securities – On or about October 4, 2011, the Company closed on a securities purchase agreement (“SPA”) which a group of accredited investors to purchase 6,178,571 common shares. The share purchase price is $0.28 per share, resulting in gross proceeds of $1,730,000. Agent commissions and fees amounted to $140,100 in cash and 494,285 warrants exercisable at $0.50 per share. Net cash proceeds were $1,589,900. Investor shares purchased included 25% warrant coverage resulting in warrants granted for 1,544,645 shares exercisable at $0.50 per share. In accordance with the terms of the SPA, the Company has filed a Form S-1 registration statement to register the shares and the shares underlying the warrants, which is currently pending acceptance by the SEC.

Exercise of Warrants – During late October 2011 the Company issued 2,502,877 shares of its common stock pursuant to the exercise of outstanding options and warrants previously issued to a service provider. The options and warrants were exercised at $0.01 per share and the Company received $25,028.77.

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

The Company currently maintains a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and formulates its own products. We currently offer skin care, personal care, hair care products and a health care line.

We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order-by-order basis.

Results of Operations for the Three Months Ended September 30, 2011 (Q311-QTR) as Compared to the Three Months Ended September 30, 2010 (Q310-QTR)

Revenues, Net - Net revenues increased $533,009 or 34.9%, to $2,062,178 (Q311-QTR) from $1,529,169 (Q310-QTR). The Company’s product revenues represent primarily sales of Revita, Spectral DNC and Spectral DNC-L, which together represent 43.3% of total sales and NR-09, NR08 and Revita COR, which together account for another 19.0% of total sales.

Revenues increased as a result of continuing efforts to attract new customers, expand its distribution channels and expand the product offering. The Company conducts a significant portion of business with two distributors, which total approximately 13.0% of Q311-QTR revenues. The bulk of increased sales for Q311-QTR came from new customers.

Cost of Goods Sold - Total cost of goods sold increased $469,459 or 81.9%, to $1,042,808 (Q311-QTR) from $573,349 (Q310-QTR). The increase is attributable to expanded personnel in production, warehousing and fulfillment functions, increase in materials handling, overtime and rework because of which, we incurred certain inefficiencies and increased costs in these functions.

Selling and Marketing Costs - Selling and marketing costs increased $385,654 or 113.5%, to $725,472 (Q311-QTR) from $339,818 (Q310-QTR). The increase is primarily due to the following:

–

Increases of:

•

$253,465 for commissions and consulting expenses due to increased sales force, increased commissions as a result of increased sales and expanded outsourced distribution;

•

$45,450 for freight and shipping costs, as a result of increased sales;

•

$49,116 for marketing and promotion costs, as a result of increased sales and increased support offered to expand our distribution channels and preparing new products for market;

•

$8,480 for travel and entertainment as a result of increased sales and expanded sales staff;

•

$30,000 for warehousing costs as a result of increased logistics requirements to support increased sales; and

•

$4,033 net for other sales and marketing costs.

–

that were partially offset by decreases of:

•

$4,890 for product development as a result of timing in expenditures.

General and Administrative Costs - General and administrative costs increased $209,609 or 41.3%, to $717,462 (Q311-QTR) from $507,853 (Q310-QTR). The increase is primarily due to the following:

–

Increases of:

•

$12,022 in bad debts as a result of modified credit and collection activities associated with attracting new customers and higher transaction volumes;

•

$12,826 for rent due to expanded space requirements, primarily for remote facilities due to increased sales staff;

•

$32,221 for depreciation and amortization primarily related to increased intangible assets such as the distribution agreement and Pure Guild brand rights;

•

$90,663 for professional fees which includes increased litigation cost, fees, legal costs and accounting costs associated with SEC regulatory filings, and outsourcing certain administrative services to supplement limited staffing resources.

•

$53,019 for personnel costs associated with expanded staff;

•

$18,552 for credit card fees due to increased use of credit card payment; and

•

$7,891 net, for other general and administrative expenses.

–

that were partially offset by decreases of:

•

$17,584 for office supplies.

Other Income (Expense) - Other income (expense) increased $7,703 to $3,204 (Q311-QTR) from $(4,499) (Q310-QTR). The increase in other income is considered nominal.

Income Tax Provision (Benefit) – No benefit for income taxes or deferred tax assets will be recorded until profitable future operations are reasonably assured.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $506,016 or 590.8% to $(420,361) net loss (Q311-QTR) from $85,656 net income (Q310-QTR).

Results of Operations for the Nine Months Ended September 30, 2011 (Q311-YTD) as Compared to the Nine Months Ended September 30, 2010 (Q310-YTD)

Revenues, Net – Net revenues increased $2,819,332 or 73.7%, to $6,643,770 (Q311-YTD) from $3,824,438 (Q310-YTD).

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and Spectral DNC-L, which together represent 43.3% of total sales and NR-09, NR08 and Revita COR, which together account for another 19.0% of total sales.

Revenues have increased as a result of the Company’s efforts to expand its distribution. The Company conducts a significant portion of business with two distributors, which total approximately 32.2% of Q311-YTD revenues and accounted for $592,961 of the increase in sales. Four additional significant new customers accounted for $482,672 of the increased sales.

Cost of Goods Sold - Total cost of goods sold increased $1,943,985 or 157.1%, to $3,181,103 (Q311-YTD) from $1,237,118 (Q310-YTD). Approximately $908,820 of the increase is attributable to the increase in sales volume based on the gross profit percentage generated during Q310-YTD. The remaining $1,035,165 of the increase is attributable in material cost fluctuations and production inefficiencies due to staffing instability and reduced sales prices and allowances granted to attract new customers.

Selling and Marketing Costs - Selling and marketing costs increased $1,113,767 or 129.6%, to $1,972,913 (Q311-YTD) from $859,146 (Q310-YTD). The increase was primarily due to the following:

–

Increases of:

•

$731,251 for commissions and consulting expenses due to expanding the sales force and outsourced distribution and also a result of increased commissions on increased sales;

•

$77,900 for freight and shipping costs, as a result of increased sales;

•

$187,876 for marketing and promotion costs, as a result of increased sales and increased support offered to expand our distribution channels and preparing new products for market;

•

$33,148 for warehousing expenses due to increased sales volume;

•

$21,924 for product development as a result of expanding the product line;

•

$56,318 for travel and entertainment as a result of increased sales and expanded sales staff; and

•

$12,378 net for other selling and marketing costs.

–

that were partially offset by decreases of:

•

$7,028 net for postage and refunds.

General and Administrative Costs - General and administrative costs increased $757,199 or 53.6%, to $2,169,035 (Q311-YTD) from $1,411,836 (Q310-YTD). The increase is primarily due to the following:

–

Increases of:

•

$358,270 professional fees which includes increased litigation costs and fees, legal costs and accounting costs associated with SEC regulatory filings, and outsourcing certain administrative services to supplement limited staffing resources;

•

$135,142 for personnel costs as a result of staff increases;

•

$63,894 in bad debts as a result of modified credit and collection activities associated with attracting new customers and higher transaction volumes;

•

$63,374 for rent due to expanded space requirements, primarily for remote facilities due to increased sales staff;

•

$78,365 for depreciation and amortization primarily related to increased intangible assets such as the distribution agreement and Pure Guild brand rights; and

•

$71,198 net, for other general and administrative expenses.

–

that were partially offset by decreases of:

•

$13,044 for office supplies.

Other Income (Expense) - Other income (expense) decreased $36,135 to $10,789 (Q311-YTD) from $46,924 (Q310-YTD). The decrease in other income is a result of one-time items in Q310-YTD that did not repeat in Q311-YTD.

Income Tax Provision (Benefit) – No benefit for income taxes or deferred tax assets will be recorded until profitable future operations are reasonably assured.

Net Income (Loss) – As a result of the various fluctuations discussed above, Net Income (Loss) decreased $1,013,761 or 293.6% to $668,493 net loss (Q311-YTD) from $345,268 net income (Q310-YTD).

Liquidity and Capital Resources

We had working capital of $3,943,445 at September 30, 2011. Our operating and capital requirements in connection with supporting our expanding sales, operations and introducing new products have been and will continue to be significant to us. Our losses from 2009, 2010, and the nine months ended September 30, 2011 along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through the sale of common shares under private placements which we began in early 2009 and extended to private sales under Regulation S and Section 4(2) of the Securities Act commencing in 2010.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2011. To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, in October 2011 we completed a capital raise through the sale of our common shares of $1,730,000 which net of issuance costs of $140,100 resulted in net proceeds of $1,589,900. (See additional discussion below) Although, we believe that these funds, along with organically generated funds, should be sufficient to sustain our operations and continued expansion plans for the upcoming year, circumstances may arise that will require us to pursue bank borrowing, if available, and additional private placement sale of securities.

During the nine months ended September 30, 2011, the Company accepted $2,069,500 from foreign and accredited investors to subscribe for an aggregate of 8,039,281 shares of our common shares under private offerings pursuant to Regulation S and Section 4(2) under the Securities Act of 1933, as amended. The Regulation S offerings provided for issuance costs of 30% which amounted to $459,769 in relation to the offerings. As a result, the Company netted $1,609,731 in proceeds from the subscriptions.

Subsequent to the period covered by this report, on October 4, 2011 (the “Closing Date”), the Company and certain accredited investors entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) and completed a closing of a private offering of 6,178,571 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) and warrants (the “Warrants”) to purchase up to an aggregate of 1,554,645 shares of Common Stock, for aggregate gross proceeds of $1,730,000. The Warrants are exercisable for five years from issuance at $0.50 per share and may be exercisable on a cashless basis in certain instances if the underlying shares are not registered under a registration statement. The number of shares of Common Stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the Closing Date. The Company received gross proceeds of $1,730,000 under the Securities Purchase Agreement. Wilmington Capital Securities, LLC acted as our placement agent (the “Placement Agent”) in connection with the Offering. The Placement Agent received a selling commission in cash of 7 per cent of the gross proceeds ($121,100), with an additional $10,000 expense allowance. In addition, the Company issued the Placement Agent a warrant to purchase up to 449,805 shares of Common Stock under the same terms as the Warrants.

In addition, during late October 2011 the Company issued 2,502,877 shares of its common stock pursuant to the exercise of outstanding options and warrants previously issued to a service provider. The options and warrants were exercised at $0.01 per share and the Company received $25,028.77.

Financial Position

Total Assets - Our total assets increased $2,501,328 or 85.0% to $5,445,188 as of September 30, 2011 from $2,943,860 as of December 31, 2010, primarily as a result of a net increase in current assets of $2,564,684, net increase in furniture and equipment of $10,998, primarily associated with $21,491 in additions net of depreciation; which was partially offset by a net decrease in intangible assets of $75,450 primarily associated with amortizing our prepaid Brazilian distribution agreement and Pure Guild Brand rights.

Current Assets - The net increase in current assets was associated with a $882,009 increase in inventory levels; a $656,162 increase in accounts receivable; a $984,275 increase in other current assets, primarily as a result of $1 million in subscription receivables associated with the October 2011 securities sale; and a $42,239 increase in cash.

Inventory - Inventory levels increased 74.6%, in part as a result of increased purchases of raw materials and packing materials to support our expanding sales.

The increased inventory level on hand at September 30, 2011, results in an average inventory that represents approximately37.9% of annualized COGS or a 4.6 month supply based on the annualized sell through rate achieved for the nine months ended September 30, 2011. Management has continued to increase its stocking levels of raw materials as a result of its success in continuing to attract new customers. We are anticipating continued increasing sales through 2011. Management also understands that these inventory decisions result in an unbalanced inventory until we can improve our production planning. In spite of increased stock levels, management has improved its turnover rate and will continue to action to improve its turnover in the future. Its ultimate goal remains to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Management has no projections as to when its inventory turnover rate goal may be achieved.

As part of its decision, management has considered the potential impairment costs and storage costs associated with portions of its inventory that may be unbalanced slow turning inventory. Before embarking on these decisions management consulted its chemist and determined that most of its materials and components had a shelf life of 3-5 years. Even its active ingredients, whose normal shelf life is a relatively short 6 months, is stabilized and extended, when mixed into finished product. Accordingly, management has concluded that no impairment reserves are required at September 30, 2011.

Accounts Receivable – Our accounts receivable at September 30, 2011, were $1,394,116. This represents a 88.9% increase in the accounts receivable balance at December 31, 2010. The increase is the result of expanded sales and customer base. Management believes that its current receivables are collectable and have adequately reserved those in doubt.

Cash – The increase in cash is explained more fully by the following discussion of cash flows.

Cash Flows for the Nine Months September 30, 2011

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2011, of $1,544,907. Net cash used reflects cash provided by adjusted net income for the period ended of approximately $100,386, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization. Net cash used also reflects $1,444,521 of cash used to support net changes in working capital items, as a result of the following:

•

$692,310 cash used to fund an increase in accounts receivable as a result of expanded sales;

•

$882,009 cash used to fund an increase in inventory to support expanding sales;

•

$42,608 cash used to support increased prepaid expenses and other current assets;

•

$87,472 cash provided by accounts payable vendors as a result of obtaining improved payment terms from certain vendor, and

•

$84,933 cash provided through a net increase in other current payables and increase in other current receivables.

Cash Flows used in Investing Activities

Our investing activities used $22,585 in net cash during the nine months ended September 30, 2011. Net cash used is composed primarily of purchases of additional production equipment.

Cash Flows from Financing Activities

Our financing activities provided net cash of approximately $1,609,731 for the nine months ended September 30, 2011. We raised approximately $2,069,500 through sales of our common stock at $0.25 - $0.28 per share, net of $459,769 in issuance costs.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. During the nine months ended September 30, 2011, we have added several additional staff and management positions in operations, primarily in the area of production and logistics.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, on June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages. Subsequent to the period covered by this report, the complaint was dismissed for lack of jurisdiction; however, the Company intends to file a new complaint in the proper jurisdiction.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company sold approximately 1,251,244 shares of common stock to six foreign or otherwise accredited investors for gross proceeds of $332,250 under a private placement pursuant to Section 4(2) and Regulation S under the Act. The Company paid fees and commissions of approximately $56,144 in connection with the sales to foreign investors. As a result, the Company netted $276,106 in proceeds from the subscription. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During the three months ended September 30, 2011, the Company issued 80,790 shares of its common stock to a service provider. The shares were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended. The service provider had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During September 2011 the Company retired approximately 7,017,805 shares of its common stock for nominal consideration. The shares were previously held by the Company’s officers.

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

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

Date: November 14, 2011	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer