Form 10-K
period 2011-12-31
Divine Skin Inc.
filed 2012-04-04
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.369 per share).  $12,025,432.14 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 2, 2012 there were 105,029,613 shares outstanding.

TABLE OF CONTENTS

PAGE

Item 1.

Business.

1

Item 1A.

Risk Factors.

8

Item 1B.

Unresolved Staff Comments.

8

Item 2.

Properties.

8

Item 3.

Legal Proceedings.

8

Item 4.

Mine Safety Disclosures.

9

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

10

Item 6.

Selected Financial Data.

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

11

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

24

Item 8.

Financial Statements and Supplementary Data.

24

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

24

Item 9A.

Controls and Procedures

25

Item 9B.

Other Information.

26

Item 10.

Directors, Executive Officers and Corporate Governance.

27

Item 11.

Executive Compensation.

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

31

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

32

Item 14.

Principal Accounting Fees and Services.

32

Item 15.

Exhibits, Financial Statement Schedules.

33

SIGNATURES

35

PART I

Item 1.

Business.

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop products for skin care and personal care needs.  The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin currently researches and develops (formulates) its own products. We currently offer the following lines of products:

•

skin care

•

personal care

•

hair care

Our current principal products are discussed below. We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order by order basis.

Our corporate headquarters are located at 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139. Our phone number is (888) 404-7770. We own and operate several websites, including divineskin.com, polarisresearchlab.com, sigmaskin.com, polarisresearch.co.uk and www.dslaboratories.com. Information contained on our website is not part of this report.

History

Through its predecessors, including Divine Skin, Inc., (a New York company) and DS Laboratories, Inc. (a New York corporation) the Company has been developing and marketing skin care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. Those assets and certain liabilities were used to capitalize Divine Skin, Inc. (a Florida corporation). The companies had common shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name. DS Laboratories, Inc. (a New York corporation) was closed in December 2006 and recapitalized as a Florida corporation in January 2007. Divine Skin, Inc. (a Florida corporation) has operated out of South Florida since its inception in 2007. Our founders also owned DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and was essentially idle through 2007 and 2008. In January 2009 all of the issued and outstanding shares of DS Laboratories, Inc. (a Florida company) were transferred to the Company for nominal consideration.

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

During fourth quarter 2009 the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement. During third quarter 2010 the Company engaged in establishing a joint venture distribution company with its exclusive Brazilian distributor. The purpose of the joint venture was to capitalize on its exclusive distribution rights in Brazil. The Company completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products. The Company expects to complete the licensure process and commence sales during second quarter 2012. During the third quarter of 2011, due to the costs involved, the Company entered into an agreement with its joint venture partner whereby the joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retains its distribution rights.

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

Product Studies

The studies referenced above were conducted by independent third parties. Such third parties did not create the products that were subject of the studies. The studies are widely and publicly available, the majority of which can be found on the Internet. As the studies are publicly available, the Company did not obtain the consent of the third parties to reference such third parties in this report.

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

Relationships with Retailers

The Company sells a variety of products that fall into the category of skin care, hair care or personal care. While all of our offerings are health care based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Our products are sold through retail and wholesale groups. The Company has sold its products to approximately 250 retailers and wholesale groups. The Company does not currently sell directly to the end user. The Company has established relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. The Company continues to search for retailers and distributors both nationally and abroad for all of our products. Within the U.S. market, the Company sells its products directly to specialty retailers, spas and salons, including, but not limited to GNC, Vitamin Shoppe, Planet Beauty, Target.com and Drugstore.com.

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

The Company has entered into an Exclusive Distribution Agreement with Cellway International, Inc. (“Cellway”). Under an agreement dated November 25, 2008, the Company has granted Cellway the exclusive distribution rights for its current products throughout Japan. The term of the agreement is for a period of ten years unless earlier terminated by the Company or Cellway. Cellway may terminate this agreement at any time after December 31, 2009 by providing the Company with not less than 30 days advance written notice. In addition, the Company may terminate the agreement if Cellway fails to comply with minimum sales quotas of 25,000 product units per year. For the year ended December 31, 2011 and December 31, 2010, revenues from the Company’s relationship with Cellway were in excess of 10% per year.

The Company has entered into an Exclusive Distribution Agreement with WR Group, Inc. (“WR Group”). Pursuant to the Exclusive Distribution Agreement dated March 1, 2009, the Company has granted WR Group the exclusive rights to distribute its current products within the European Union. The term of the agreement is for a period of ten years unless earlier terminated by WR Group with not less than 30 days written notice to the Company. In addition, the Company may terminate the agreement if WR Group fails to comply with minimum sales quotas of 25,000 product units per year.  For the years ended December 31, 2011 and December 31, 2010, revenues from the Company’s relationship with WR Group were in excess of 10% per year.

During the third quarter of 2009, we entered into a private label and distribution agreement with WR Group to develop a private label brand of premium products and associated packaging materials based on our current product lines under the “Pure Guild” brand.  We own a 50% interest in the Pure Guild brand and the perpetual exclusive rights to manufacture the Pure Guild products.  In exchange for these rights we provided $106,666 of product at our retail cost to WR Group, representing approximately 70% of the initial stocking order.

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

The exclusive distribution agreement, as amended for Brazil is entered into with Gamma Investors under a ten year agreement dated September 1, 2009, as amended. Gamma Investors may terminate the agreement with 30 days notice. The agreement is also subject to minimum purchase requirements. As additional compensation for marketing and consulting services provided under the agreement by Gamma Investors, the Company issued Gamma Investors 3,000,000 shares of restricted common stock. During third quarter 2010 the Company engaged in establishing a joint venture distribution company with its exclusive Brazilian distributor. The purpose of the joint venture was to capitalize on its exclusive distribution rights in Brazil. The Company completed the formulation and packaging of its initial minoxidil product and through its joint venture operation in Brazil, is obtaining the necessary permits and licenses to begin distribution and sale of its products. The Company expects to complete the licensure process and commence sales during second quarter 2012. During the third quarter of 2011, due to the costs involved, the Company entered into an agreement with its joint venture partner whereby the joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retains its distribution rights.

The Company has also entered into non-exclusive distribution arrangements in Turkey, Canada, Lebanon, Hong Kong and Bangladesh.

Research and Development

We perform our research and development (formulation) at our executive offices, primarily through the services of our chief executive officer and a chemist. During 2011 and 2010 the Company expensed $152,726 and $127,048, respectively, to research and development. None of these costs were borne directly by our customers.

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

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) which could result in the removal of those products from the market and delay the sale of these products. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. The extent that potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Furthermore, in the event any of our products required FDA approval we can not predict or estimate the timing or cost for us to obtain FDA approval for such product.

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

Employees

At December 31, 2011, we had 31 fulltime employees, including 3 in product research and development, 19 in operations and customer services, and 2 in administrative and finance positions. In addition, we have 10 part-time employee. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.

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

In March 2010, the Company entered into a lease for 7,500 square feet in new production facilities in Deerfield Beach, Florida.  The new facility replaced its Pompano Beach production facilities and began operations in April 2010.  The lease provides for monthly rentals of $3,437 in monthly rent in the first year with an increasing scale for years two through five.  The lease matures in March 2015 and provides for a five year renewal option.

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for monthly rentals of $1,600 in monthly rent in the first year with a small increase in the second year.  The lease matures on December 31, 2012 and provides for a two year renewal option.

In March 2009, the Company leased a 3,500 square foot facility in Pompano Beach, Florida to assemble small production runs of its products.  The lease provides for monthly rent of $2,600 and terminated in March 2011.

In October 2011, the Company entered into a lease for 13,137 square feet of warehouse and production space in Pompano Beach, Florida.  The lease provides for monthly rent of $6,350 and matures in 12 months.

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

Item 3.

Legal Proceedings.

The Company has received several threatened litigations from various suppliers and service providers typically over non-payment for goods or services. The threatened litigations are generally directed at DS Laboratories, Inc. being one of the operating trade names of Divine Skin. Such vendor disputes are typical in the normal course of business. Divine Skin is vigorously challenging these claims on the grounds of the substandard materials or services provided. However, we established an accrual for certain media, materials and freight supplier claims of $143,051 and $111,777 at December 31, 2011 and December 31, 2010, respectively.

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $20,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages.  The third party has filed a counter claim for breach of the agreement. The Company intends to vigorously defend this claim.

During 2011, the Company also filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and the Company re-filed the action in the Supreme Court, New York County, New York on or about January 11, 1012 seeking rescission of said agreement of May 18, 2010, and the return of $500 and 200,000 shares of restricted common stock..

We have been notified by our insurance carrier, Hartford, that a worker at the Velocity production facility has filed a claim regarding a cut to her finger received while allegedly packaging eye droppers for one of our products. We do not believe this claim has merit and do not expect to incur any material costs not covered by our insurance, associated with this claim.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Item 4.

Mine Safety Disclosures.

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the symbol DSKX. Quotation commenced during the quarter ended March 31, 2010. The range of closing prices for our common stock, as reported on the OTC Bulletin Board during each quarter since March 31, 2010 was as follows. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 30, 2012, the closing sale price of our common stock as reported on the OTC Bulletin Board was $0.24.

	Calendar Year 2010
	High Bid	Low Bid
First Quarter	$ -0-	$ -0-
Second Quarter	$0.35	$0.30
Third Quarter	$0.33	$0.15
Fourth Quarter	$0.38	$0.30

	Calendar Year 2011
	High Bid	Low Bid
First Quarter	$0.74	$0.37
Second Quarter	$0.45	$0.36
Third Quarter	$0.43	$0.31
Fourth Quarter	$0.38	$0.33

Holders

As of December 31, 2011, there were approximately 325 security holders of record  of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below.  The securities issued contain a legend restricting transfer absent registration or applicable exemption.  The security holders received current information about the Company and had the opportunity to ask questions about the Company.

During the fourth quarter of 2011 the Company issued 19,256 shares of common stock for services provided by consultants valued at $0.38 per share, which resulted in an expense of $7,408.

During October 2011 the Company issued 2,502,877 shares of its common stock pursuant to the exercise of outstanding options and warrants previously issued to a service provider. The options and warrants were exercised at $0.01 per share.

Item 6.

Selected Financial Data.

Not required for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop, market and sell products for skin care hair care and health care needs. Through its predecessors, the Company has been developing and marketing hair care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name. We own 100% of the outstanding common shares of DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name. All of the issued and outstanding shares of DS Laboratories were transferred to the Company for nominal consideration during January 2009.

In January 2009, the Company also acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded by our Vice President’s father. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as a wholly owned subsidiary of the Company. We currently distribute hair growth products, facial moisturizers and anti-aging facial cleansers through Sigma. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company. Polaris was founded for marketing purposes to distribute Polaris branded versions of the Company’s products through physicians and foreign distributors. We currently distribute hair care products through Polaris.

The Company currently maintains a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. Divine Skin researches and formulates its own products. We currently offer skin care, personal care and hair care products.

We develop, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order-by-order basis.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to

Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Risks and Uncertainties -- The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

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

The Company accepts product returns and will issue a credit, refund or product exchange. Product returns and allowances during 2011 were approximately $613,000. The Company has established a product return reserve of $100,252 as of December 31, 2011.

Research and Development -- The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations.

Income Taxes -- The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Earnings per share -- The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated audited financial statements for the years ended December 31, 2010 and December 31, 2011. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this prospectus.

Year Ended December 31, 2011 (“YTD-2011”) to the Year Ended December 31, 2010 (“YTD-2010”)

Revenues, net -- Total net revenues increased $4,228,056 or 77.7%, from $5,444,805 (YTD-2010) to $9,672,861 (YTD-2011). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which collectively represent 38% of total sales and Revita Cor and Spectral DNC-L, which together account for approximately 17% of total sales.  Sales of introduction packs containing an assortment of new products accounted for 9% of total sales during 2011.

Revenues have increased as a result of the Company’s efforts to establish distribution agreements with distributors in several global target markets and a general increase in market acceptance of our products. The Company conducts a significant portion of business with Cellway International, Inc. and WR Group under exclusive distribution agreements. Revenues from the agreements accounted for approximately 27% of the Company’s total revenues during 2011.

Cost of Goods Sold -- Total cost of goods sold increased $2,868,801 or 152.3%, from $1,883,160 (YTD-2010) to $4,751,961 (YTD-2011).  The increase was due to our increase in sales and changes in formula costs and production.  Had our sales mix and production cost structure remained consistent with 2010’s structure we would have expected a $1,373,991 increase related to our increase in sales. Therefore, during 2011, $1,377,971 of the increase in cost of goods sold was attributable to changes in product mix, increased material costs and increased production costs and to acquire market share.

Selling and Marketing Costs -- Selling and marketing costs increased $1,229,807 or 75,6%, from $1,626,675 (YTD-2010) to $2,856,482 (YTD-2011). The increase is primarily due to the following:

–

Increases in:

•

$838,163 for consulting and commission costs, the majority due to increased costs of distribution representatives related to the expansion of our customer base and growing our sales,

•

$180,681 for marketing and promotion costs incurred to broaden our product offering and promote additional sales,

•

$71,858 for warehousing costs as a result of transferring a portion of our outsourced warehousing activities to “in house” facilities,

•

$56,784 for product development resulting from improving our formulas and expanding our product lines,

•

$76,150 for travel and entertainment costs incurred to expand and promote additional sales and,

•

$14,403 net, for other selling and marketing costs.

–

Partially offset by decreases in:

•

$8,232 for postage as a result of increased use of electronic media.

General and Administrative Costs -- General and administrative costs increased $934,318 or 44.0%, from $2,123,670 (YTD-2010) to $3,057,988 (YTD-2011). The increase is due to the following:

–

Increases in:

•

$264,849 for personnel costs due to increased staffing as a result of our expanding operations,

•

$85,055 for amortization and depreciation expense associated primarily with amortizing various deferred costs such as a prepaid operations consulting and the exclusive distribution rights agreement,

•

$85,218 for increased bad debts as a result of expanded sales,

•

$452,366 for professional fees for financial consultants and fees to attorneys and accountants related to costs of regulatory filings and reporting,

•

$38,428, for rent as a result of expanded facilities, and

•

$58,041 net, for various other general and administrative costs.

–

Partially offset by decreases in:

•

$49,639 for office expenses.

Other Income -- Other income decreased $26,209 or 67.4% from $38,887 income (YTD-2010) to $12,678 income (YTD-2011). The decrease was primarily a result of non reoccurring gains realized during YTD-2010 from favorably settling certain claims made by prior vendors.

Net Loss -- Net Loss increased $831,079 or 531.2% from a $149,813 Net Loss (YTD-2010) to $980,892 Loss (YTD-2011).

Liquidity and Capital Resources

We had working capital of $4,306,774 at December 31, 2011. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009, through other private sales of our common stock and through a recent Securities Purchase Agreement.

Based on our current plans for the next 12 months, we anticipate that current working capital and additional revenues earned from our expanded product line and broadened distribution channels will be the primary organic source of funds for future operating activities in 2012. To fund continued expansion of our product line and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, and the private placement of securities.

During the year ended December 31, 2011, the Company accepted an aggregate of $2,069,500 from 16 investors to subscribe for 8,039,281 shares of our common stock under a private placement pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated thereunder. The private placement provides for issuance costs of $459,769 which consisted of 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of gross proceeds. As a result, the Company netted $1,609,731 in proceeds from the subscription.

Also during the year ended December 31, 2011, the Company closed on a Securities Purchase Agreement for an aggregate of $1,730,000 from 4 investors to subscribe for 6,178,572 shares of our common stock. The SPA provides for issuance costs which amounted to $140,100 in cash and $24,674 in warrants. As a result, the Company netted $1,565,226 in proceeds.

Subsequent Events

On March 30, 2012, the Company closed on $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years.

Cash Flows for the Year Ended December 31, 2011

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2011 of $2,013,053. Net cash used reflects an adjusted net loss for the year ended of approximately $183,395, as adjusted for various items which impact net income but do not impact cash during the period, such as issuance of warrants or depreciation and amortization. Net cash used also reflects $1,829,658 of cash used for net changes in working capital items, primarily from financing provided by vendors, which included:

•

$1,304,182 used by an increase in accounts receivable as a result of increased sales,

•

$993,105 used by an increase in inventory to support increased sales,

•

$417,003 provided by a increase in accounts payable and accrued expenses as a result of expanded  payment terms from suppliers, and

•

$50,626 provided by an increase in other current liabilities and assets, net.

Cash Flows used in Investing Activities

Our investing activities used $48,640 in net cash during the year ended December 31, 2011. Net cash used is composed primarily of purchases of furniture and equipment.

Cash Flows from Financing Activities

Our financing activities provided net cash of $3,199,631 for the year ended December 31, 2011. We raised this capital through the private sale of our common shares to private qualified investors and through our recent Securities Purchase Agreement.

Financial Position

Total Assets -- Our total assets increased $3,160,132 or 107.3% from $2,943,860 as of December 31, 2010 to $6,103,992 as of December 31, 2011 primarily as a result of a net increase in current assets of $3,228,880 the components of which are discussed further below and a net increase in furniture and equipment of $34,156.  Increases in total assets were partially offset by decreases in intangible assets and other assets of $102,905 and an increase in cash of $1,137,938.

Current Assets -- The net increase in current assets of $3,228,880 was primarily associated with a $993,105 increase in inventory levels, $1,150,499 increase in accounts receivable, a decrease in other current assets of $52,661 and a $1,137,938 increase in cash.  These net increases are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory -- Inventory levels increased 84%, primarily in increased materials to support expanded production to keep pace with increasing sales.

Increased inventory on hand at December 31, 2011, represents approximately 35.3% of COGS or a 4.2 month supply based on the sell through rate achieved for the year ended December 31, 2011. Management believes that the sales achieved in 2011 will continue throughout fiscal year 2012. Management also understands that these inventory decisions result in an inventory turnover rate of 2.8 times. Management intends to maintain this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. Improving our inventory turns reduces the cash required to support expanding sales.

Accounts Receivable – Accounts receivable increased $1,150,499.  The increase represents a 155.9% increase in the accounts receivable balance at December 31, 2011. The increase is the result of a general increase in sales and the addition of new distributors.  Management believes that its current receivables are collectable. The increase is also the result of a high portion of fourth quarter sales occurring in the last month of the quarter and have not had enough time to collect consistent with a normal collection cycle.

Cash -- The $1,137,938 increase in cash is explained more fully by the preceding discussion of cash flows and by referring to the consolidated statements of cash flows included in the financial statements.

Sales of Equity Securities

In 2011, the Company raised capital through two capital sources, the private sale of shares to qualified investors and a security purchase agreement discussed above.

Table of capital funding, less selling expenses

	Common Stock Proceeds	Selling Expenses	Net Proceeds

Private sales to qualified investors	$2,069,500	$459,769	$1,609,731
Securities Purchase Agreement	1,730,000	140,100	1,589,900
TOTAL	$3,799,500	$599,869	$3,199,631

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

Revenue Recognition:  On January 1, 2011, the Company adopted FASB ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.”   This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement: In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).  This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. The Company believes the adoption of this guidance will not have a material impact on its financial statement disclosures.

Fair Value of Financial Instruments. The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

Comprehensive Income: In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

Intangibles – Goodwill and Other:  In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

Risks Related to Our Business and Industry

We had a net loss of $149,813 and $980,892for the year ended December 31, 2010 and year ended December 31, 2011, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition

We had a net loss of $149,813 and $980,892 for the year ended December 31, 2010 and year ended December 31, 2011, respectively.  We also incurred net losses of $316,222 for the year ended December 31, 2009.  In the event we are unable to sustain increased gross margins, reduced costs and/or continue to generate sufficient additional revenues to offset our costs at levels achieved in the year ended December 31, 2012 or better, we may sustain losses in the future.

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

Our ability to manage costs;

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

In the future we could be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities or subject to more stringent interpretations of current laws or regulations which may adversely impact our business and operations.

We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The FDA or other governmental regulatory bodies could require the reformulation of certain products to meet new standards or FDA approval prior to marketing and sale of certain products. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows.  The cost to comply with new or changing regulations could be material.  Furthermore, we can not provide any assurances that any product would ultimately comply with new or changing regulations.

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

Shares eligible for sale or convertible into shares in the future could negatively affect our stock price and dilute shareholders

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that these sales could occur. This might also make it more difficult for us to raise funds through the issuance of securities. As of December 31, 2011, we had 105,029,613 issued and outstanding shares of common stock of which our officers and directors held or controlled 72,440,366 shares of common stock (excluding outstanding preferred shares).

As of the date of this report, there are 10,000,000 shares of Series A preferred stock that is convertible into shares of common stock on a one to one basis. These preferred shares are held by our officers and directors and founders. Such shares vote on a 1 to 2 basis and vote with the common stock, except as otherwise required under Florida law. Shares of Series A Preferred Stock are convertible into shares of common stock on a one-to-one basis, at any time, at the discretion of the holder and automatically on September 15, 2012. In addition, at December 31, 2011, the Company has outstanding approximately 2,538,130 warrants exercisable at $0.01 per share and 2,004,450 warrants exercisable at $0.50 per share.

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

None.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. The limited resources and limited number of employees resulted in the Company issuing 2,502,877 shares of common stock to a consultant upon receipt of notice of exercise of outstanding warrants without receiving the exercise price of the warrants.

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

Name	Age	Position
Daniel Khesin	32	President, Chief Executive Officer, Principal Accounting Officer and Chairman
Leonid Smirnov(1)	32	Vice President
Michael Paul Strong	32	Vice President of Sales

———————

(1)

Effective January 31, 2012, Leonid Smirnov advised the Company that he was resigning from serving as an executive officer of the Company for personal reasons.  Mr. Smirnov’s resignation was not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.  Mr. Smirnov intends to remain with the Company on a consulting basis.

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

Leonid Smirnov served as Vice President of the Company since its inception through January 2012. From February 2004 to October 2005 Mr. Smirnov served as Vice President with DK Design Group, Inc., where he was responsible for product development, design and marketing. Mr. Smirnov has an arts degree from Queens College.

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

Advisory Board

Effective February 1, 2011, the Company established an advisory board. The purpose of the advisory board is to provide business advice and recommendations to management of the Company. The board of directors may compensate or reimburse advisory board members for their expenses.  There are currently no active advisory board members.

On January 12, 2011, we entered into a two-year consulting agreement with Mr. Powell.  Under the agreement, as amended, Mr. Powell serves as management consultant for the Company’s product distribution.  In consideration of Mr. Powell’s services, the Company shall pay Mr. Powell a monthly fee of $8,000.  In addition, during the first year of the agreement, Mr. Powell shall be entitled to receive a 5% commission on all net invoices from revenues generated from distribution relationships developed by Mr. Powell.  During the second year of the agreement, Mr. Powell shall be entitled to receive a 2.5% commission on all net invoices from revenues generated from distribution relationships developed by Mr. Powell. The agreement was terminated in December 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2011.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2011 or 2010.  We refer to these persons as the Named Executive Officers.

2011 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin	2011	$203,393	—	—	—	—	—	—	$203,383
	2010	$164,975	—	—	—	—	—	—	$164,975
Leonid Smirnov(1)	2011	$127,081	—	—	—	—	—	—	$127,081
	2010	$102,000	—	—	—	—	—	—	$102,000
Michael Paul Strong	2011	$226,089	—	—	—	—	—	—	$226,089
	2010	$166,314	—	—	—	—	—	—	$166,314

———————

(1)

Resigned effective January 31, 2012.

Employment Agreements

We have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

2011 Option Grants To Executive Officers

None.

Director Compensation

No annual compensation was paid to our directors during 2011 or 2010.

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2011.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 26, 2012, held by any person known to the Company to be the beneficial owner of 5% or more of the Company’s outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of March 26, 2012, we had 105,029,613 shares of common stock issued and outstanding.  The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1680 Meridian Avenue, Suite 301, Miami Beach, Florida 33139.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Daniel Khesin	49,194,475(1)	44.4%
Michael Paul Strong	21,048,066(2)	19.6%
Leonid Smirnov	12,197,825(3)	11.4%
Phoenix Investment Fund, Inc.	10,500,000(4)	9.9%
All current officers and directors as a group (2 persons)	70,242,523(1)(2)	62.1%

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

(4)

Investment and voting control held by Ezio da Fonseca. Address is Estrada das Canoas 320, Sao Conrado, Rio de Janeiro, Brasil.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We have entered into an exclusive ten-year distribution agreement with Gamma Investors which provides Gamma Investors with the exclusive distribution rights throughout Brazil. In addition, we established a joint venture company with Gamma Investors and its affiliates, principally for the formulation and distribution of minoxidil based products throughout Brazil. During the third quarter of 2011 we transferred our interest in the joint venture to Gamma in consideration of Gamma agreeing to provide all required financing to complete the product. We have retained our distribution rights.. The principal of Gamma Investors is Ezio da Fonseca. Mr. Fonseca also holds investment and voting control of Phoenix Investment Fund, Inc. At December 31, 2010 and as of the date of the filing of this report, Phoenix Investment Fund, Inc. was a beneficial owner of in excess of 5% of our common stock.

During the three months ended March 31, 2011, the Company began distribution of nutraceutical products produced by NutraOrigin under an exclusive distribution agreement. NutraOrigin is owned by Alex Khesin, our Chairman’s father. The distribution agreement grants distribution rights to the Company to originate sales of NutraOrigin products in the United States, in exchange for 30% of net sales arranged by the Company. During the nine months ended September 30, 2011, the Company has sold approximately $40,000 in product from which it earned $12,000. There were no appreciable sales in 2010. Neither party has nor is obligated to invest in the other party or in this venture. In addition to the foregoing, in February 2011, the Company has also entered into a consulting agreement with Alex Khesin to provide general expertise in marketing and promoting nutraceutical products. The consulting agreement provided for a prepaid fee of $100,000, which is being earned ratably over the term of the agreement, which is one year. As of June 30, 2011, the final advance payment of $10,000 was due and ultimately paid on July 20, 2011.

The Company currently has no independent directors.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Cherry, Bekaert & Holland, LLP (“CBH”) and RBSM LLP (“RBSM”), as well as the fees charged for such services. In its review of non-audit service and its appointment of CBH the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by CBH and RBSM were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the years ended December 31, 2011 and 2010.

	CBH	RBSM
	2011	2010
Audit Fees (1)	$48,500	$25,000
Audit Related Fees (2)	$4,975	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate to the review of our most recent Registration Statement on Form S-1, as amended.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2		Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)
3.3		Bylaws of Divine Skin, Inc. (1)
4.1		Form of Warrant dated October 4, 2011(6)
10.1		2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2		Kane Concourse Lease Agreement (1)
10.2.1		Kane Concourse Lease Termination Agreement (1)
10.2.2		Meridian Center Lease Agreement, as amended (1)
10.3		Consulting Agreement dated January 2009 (1)
10.4		Form of Exclusive Distribution Agreement (1)
10.5		Amendment to Gamma Investors Exclusive Distribution Agreement (3)
10.6		Form of Regulation S Subscription Agreement (3)
10.7		Form of Section 4(2) Subscription Agreement (3)
10.8		Form of Services Agreement (3)
10.9		Securities Purchase Agreement dated October 4, 2011(6)
10.10		Registration Rights Agreement dated October 4, 2011(6)
16.1		Letter from former Auditor(5)
16.2		Letter from former Auditor(7)
21.1		List of subsidiaries of the Company (1)
23.1		Consent to Incorporate by reference Audit Report (Provided herewith)
23.2		Consent to Incorporate by reference Audit Report (Provided herewith)
31.1		Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2		Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1		Certification Pursuant to Section 1350 (Provided herewith)
32.2		Certification Pursuant to Section 1350 (Provided herewith)
99.1		Code of Ethics(4)
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* These exhibits are not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

(1)

Incorporated by reference to registration statement on Form 10 filed with the Securities and Exchange Commission filed May 22, 2009.

(2)

Incorporated by reference to Form 10-Q for the period ended September 30, 2009.

(3)

Incorporated by reference to registration statement on Form S-1 with the Securities and Exchange Commission, as amended, filed December 12, 2009 (file number 333-163449).

(4)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2009.

(5)

Incorporated by reference to Form 8-K filed February 25, 2011.

(6)

Incorporated by reference to Form 8-K filed October 11, 2011.

(7)

Incorporated by reference to Amendment No. 1 to form 8-K filed July 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2012

Divine Skin, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Khesin	Director	April 4, 2012
Daniel Khesin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Divine Skin, Inc. (d/b/a DS Laboratories)

We have audited the accompanying consolidated balance sheet of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Divine Skin, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Divine Skin, Inc. (d/b/a DS Laboratories) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cherry, Bekaert & Holland, L.L.P.

Fort Lauderdale, Florida
April 4, 2012

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

/s/ RBSM LLP

New York, New York

April 15, 2011

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$1,284,343	$146,405
Accounts receivable, net	1,888,453	737,954
Inventory	2,174,784	1,181,680
Prepaid expenses and other current assets	57,940	110,601

Total Current Assets	5,405,520	2,176,640

Furniture and Equipment, net	53,017	18,861
Intangible Assets, net	630,317	730,916
Other Assets	15,138	17,443

TOTAL ASSETS	$6,103,992	$2,943,860

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,021,313	$604,311
Other current liabilities	77,433	21,162

TOTAL LIABILITIES	1,098,746	625,473

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 105,029,613 and 94,961,001 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	105,030	94,961
Additional paid-in-capital	6,512,141	2,824,459
Stock subscription	(100,000)	(70,000)
Accumulated deficit	(1,506,893)	(528,293)

Total Shareholders' Equity	5,020,278	2,331,127
Non-Controlling Interest	(15,032)	(12,740)

Total Equity	5,005,246	2,318,387

TOTAL LIABILITIES AND EQUITY	$6,103,992	$2,943,860

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010

Revenue:
Product sales	$10,368,735	$5,401,957
Consulting and other income	–	91,750
Less returns and allowances	(695,874)	(48,902)

Net revenue	9,672,861	5,444,805

Cost of Goods Sold	4,751,961	1,883,160

Gross Profit	4,920,900	3,561,645

Operating Costs and Expenses:
Selling and marketing	2,856,482	1,626,675
General and administrative	3,057,988	2,123,670

Total operating costs and expenses	5,914,470	3,750,345

Operating Income (Loss)	(993,570)	(188,700)

Other Income (Expense)
Interest income	454	–
Other	12,224	38,887

Total other income (expense)	12,678	38,887

Net Loss	(980,892)	(149,813)

Net Loss Attributable to Non-Controlling Interest	2,292	12,740

Net Loss Attributable to Shareholders of Divine Skin, Inc.	$(978,600)	$(137,073)

Basic and Diluted Earnings per Share:
Weighted average shares	100,611,200	$92,668,273
Earnings per share	$(0.01)	(0.00)

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2011 and 2010

					Additional	Subscription/		Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Shareholders'	Controling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

December 31, 2009	10,000,000	$10,000	89,986,001	$89,986	$1,660,841	$–	$(391,220)	$1,369,607	$–	$1,369,607

Shares Issued:								–	–	–
Sold to private investors			4,506,000	4,506	839,994			844,500	–	844,500
Less: Issuance costs					(249,600)			(249,600)	–	(249,600)
For services
Investor relations			444,000	444	156,556			157,000	–	157,000
Employee/associate compensation			25,000	25	4,475			4,500	–	4,500
Consulting - sales and marketing			–					–	–	–
Common shares to be returned						(70,000)		(70,000)	–	(70,000)
Warrants:
Vested for trading symbol					160,000			160,000	–	160,000
Issued for financial consulting services					252,193			252,193	–	252,193
2010 Net Loss							(137,073)	(137,073)	(12,740)	(149,813)

December 31, 2010	10,000,000	10,000	94,961,001	94,961	2,824,459	(70,000)	(528,293)	2,331,127	(12,740)	2,318,387

Shares Issued:
Sold to private investors			8,039,281	8,039	2,061,461			2,069,500		2,069,500
Less: Issuance costs					(459,769)			(459,769)		(459,769)
For services
Investor relations			85,000	85	34,515	(30,000)		4,600		4,600
Employee/associate compensation			180,046	180	69,916			70,096		70,096
Consulting			100,641	101	42,050			42,151		42,151
Sold to SPA investors			6,178,572	6,179	1,723,821			1,730,000		1,730,000
Less: Issuance costs					(164,774)			(164,774)		(164,774)
Shares Cancelled / Surrendered:
Surrendered by founders			(7,017,805)	(7,018)	7,018			–		–
Warrants and Options:
Vested for trading symbol					192,000			192,000		192,000
Issued for financial consulting services					134,244			134,244		134,244
Exercised			2,502,877	2,503	22,526			25,029		25,029
Issued for Placement Agent fees on SPA					24,674			24,674		24,674
2011 Net Loss							(978,600)	(978,600)	(2,292)	(980,892)

December 31, 2011	10,000,000	$10,000	105,029,613	$105,030	$6,512,141	$(100,000)	$(1,506,893)	$5,020,278	$(15,032)	$5,005,246

See accompanying notes to consolidated financial statements

Divine Skin, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	Year Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net Loss	$(980,892)	$(149,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200,722	118,178
Bad debts	41,032	28,546
Product return and advertising reserve	112,652	--
Stock issued for services	116,847	21,500
Warrants issued for financial services	134,244	133,600
Warrants vested for services	192,000	162,071
Changes in operating assets and liabilities:
Accounts receivable	(1,304,182)	(77,015)
Inventory	(993,105)	(463,572)
Prepaid expenses and other current assets	(5,644)	(32,549)
Accounts payable and accrued expenses	417,003	(340,589)
Other current liabilities	56,270	7,768
Net cash used in operating activities	(2,013,053)	(591,875)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(50,945)	–
Purchase brand identity and supplier exclusive agreement	–	(106,666)
Security deposits	2,305	(9,403)
Net cash used in investing activities	(48,640)	(116,069)

Cash Flows from Financing Activities:
Proceeds from sale of stock to others	2,069,500	844,500
Less Issuance costs	(459,769)	(249,600)
Proceeds from sale of stock under SPA	1,730,000	–
Less Issuance costs	(140,100)	–
Net cash provided by financing activities	3,199,631	594,900

Increase (Decrease) in cash	1,137,938	(113,044)
Cash, Beginning of Year	146,405	259,449

Cash, End of Year	$1,284,343	$146,405

Supplemental Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash Items:
Issuance cost paid in warrants	$24,670	$–

See accompanying notes to consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SPA	Security Purchase Agreement
Q411-QTR	Three months ended December 31, 2011
Q410-QTR	Three months ended December 31, 2010
Q411-YTD	Year ended December 31, 2011
Q410-YTD	Year ended December 31, 2010
VIE	Variable Interest Entity

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of active ingredients contained in pharmaceutical and cosmeceutical products. We currently offer skin care, aging, cellulite, hair loss and personal care products. The majority of these products are within the following product lines:

•	Skin Care
•	Hair Loss and Hair Care
•	Health Care

History of the Company

In January 2007, the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were used to capitalize Divine Skin, Inc. (a Florida corporation). In December 2006, DS Laboratories, Inc. (a New York Corporation), was closed and its assets were used to capitalize DS Laboratories, Inc. (a Florida corporation) formed in January 2007, which has been idle since its inception. Divine Skin, Inc. (a Florida corporation) and DS Laboratories, Inc. (a Florida corporation) were related through common shareholders.

In Q1 2009, the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida Corporation) and Sigma Development and Holding Co., both for a nominal amount. DS Laboratories has been idle since its inception in 2007. Sigma was founded as an upscale brand addition to the Company’s product portfolio. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company, to distribute Polaris branded versions of the Company’s products that, for marketing purposes, are sold through physicians and foreign distributors. The primary operating entity is Divine Skin, Inc (a Florida corporation). The Company currently conducts business under the “Divine Skin” and “DS Laboratories” trade names.

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

In Q1 2011, the Company began distribution of nutraceutical products produced by NutraOrigin under an exclusive distribution agreement. As of December 31, 2011, the Company has not made or is required to make any investment in this venture. NutraOrigin is owned by our Chairman’s father.

In Q3 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian distributor has committed to fully fund the product development and licensing of our products in Brazil. The Company retains its exclusivity for Brazilian distribution and expects to complete the licensure process and commence sales in Q2 2012. As of December 31, 2011, the Company has invested $26,000 in this venture.

In Q4 2011 the Company completed a SPA raising approximately $1.6 million, net of issuance costs.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc. and Polaris Labs, Inc. Also included in the consolidated financial statements are the activities of Velocity Storage and Packing, LLC, which is accounted for as a VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. Substantially all of the Company’s cash deposits are held in one commercial banking institution.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At December 31, 2011 and 2010, the provision for doubtful accounts was $114,791 and $73,759, respectively.  In addition, in 2011, the Company provided $100,252 for product returns and $12,400 for advertising credits.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company expensed $16,788 and $11,178 in depreciation during the year ended December 31, 2011 and 2010, respectively. Accumulated depreciation was $59 616 and $42,828 at December 31, 2011 and 2010, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 51% owned subsidiary, DS Laboratories Brazil, LTDA during the time it was owned, and the variable interest held in Velocity Storage Packaging LLC.

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

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered significant. The Company has established a product return reserve of $100,252.

Research and Development

The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling, general and administrative expenses in the statements of operations, which amounted to $152,726 and $95,942 for the year ended December 31, 2011 and 2010, respectively.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Certain options and warrants are not included in the earnings per share calculation as their effect would be anti-dilutive. Warrants for 2,538,130 shares and options for 1,233,333 shares were excluded from the earnings per share calculation.

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

Revenue Recognition: On January 1, 2011, the Company adopted FASB ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” This ASU amended the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Fair Value Measurement: In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU was issued to provide largely identical guidance about fair value measurement and disclosure requirements for entities that disclose the fair value of an asset, a liability, or an instrument classified in shareholders' equity in their consolidated financial statements as that provided in the International Accounting Standards Board's new IFRS 13, Fair Value Measurement. This ASU does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. This guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that results from applying the ASU to quantify the total effect, if practicable. The Company believes the adoption of this guidance will not have a material impact on its financial statement disclosures.

Fair Value of Financial Instruments. The Company records its financial assets and liabilities at fair value, which is defined under the applicable accounting standards as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measure date. The Company uses valuation techniques to measure fair value, maximizing the use of observable outputs and minimizing the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

Comprehensive Income: In June 2011, the FASB issued new guidance that gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total for comprehensive income. The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements(s) where the components of net income and the components of other comprehensive income are presented. The guidance is to be applied retrospectively, for fiscal periods and interim periods within those years, beginning after December 15, 2011 and early adoption is permitted. In December 2011, the FASB issued new guidance deferring the changes in the June 2011 relating to presentation of classification adjustments. The Company’s adoption of the new guidance, other than that related to presentation of reclassification adjustments, as of January 1, 2012 is not expected to have a material impact on its consolidated financial position, results of operations and cash flows.

Intangibles – Goodwill and Other: In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The amended guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

Other ASUs not effective until after December 31, 2011, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. – INVENTORY

Significant components of inventory at December 31, 2011 and 2010 consist primarily of:

	2011	2010
Bulk product and raw materials	$1,600,032	$814,416
Merchandise inventory	375,810	204,018
Inventory in transit	198,942	163,246
	$2,174,784	$1,181,680

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

Management evaluated the inventory at December 31, 2011 and 2010 and any obsolete inventory was excluded from our reported inventory value, accordingly no allowance for obsolescence was necessary.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2011 and 2010 consist primarily of:

	2011	2010
Deferred advertising costs	$--	$65,000
Prepaid consulting services	100,000	35,000
Less: amortization	(83,333)	--
Employee advances	28,273	8,083
Other prepaid	13,000	2,518
	$57,940	$110,601

Deferred advertising costs – During the 1st quarter of 2010, we entered into an advertising campaign with a customer which involved the inclusion of trial sachet packs of our product in a mailer. The customer was to process the mailer and incur all the associated media and communication costs. We were to supply the sachet packets for inclusion. We produced and delivered the sachets to the customer however during 2010, the customer decided to delay the promotion. Accordingly we deferred the value of the sachets pending the customer commencing the campaign. The customer’s campaign commenced during Q1 2011, and accordingly, we expensed the deferred advertising.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

Prepaid consulting services – During the 2 nd and 3 rd quarters of 2010, we advanced funds to a consultant, who is our CEO’s father, to provide operational guidance in connection with our health care product line, which was launched in 2011. The agreement has been fully advanced and is being amortized over its term. $83,333 has been amortized in 2011.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2011 and 2010 consist primarily of:

	2011	2010
Distribution rights	$750,000	$750,000
Less amortization of distribution rights	(168,750)	(93,750)
Net distribution rights	581,250	656,250

Pure Guild brand rights and supplier agreement	106,667	106,666
Less amortization of brand rights and supplier agreement	(57,600)	(32,000)
Net brand rights and supplier agreement	49,067	74,666
	$630,317	$730,916

Distribution rights – During 2009, the Company issued 3,000,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at $0.25 per share. The Company, though a joint venture with its exclusive distributor, is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 2nd quarter of 2012. $75,000 was amortized during 2011. During, the 3 rd quarter of 2011, due to the costs involved, the Company entered into agreement with its joint venture partner, whereby the joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retains its distribution rights.

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,667 of product representing approximately 70% the initial stocking order. The value of these rights is being amortized over 5 years the basic term of the agreement. $25,600 was amortized during 2011.

The Company will continue to amortize its brand and distribution rights over the remaining life of the agreements as follows:

	2012	2013	2014	2015	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$75,000	$75,000	$75,000	$75,000	$281,250	$581,250
Pure Guild	21,333	21,333	6,401	--	--	49,067
	$96,333	$96,333	$81,401	$75,000	$281,250	$630,317

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2011 and 2010 consist primarily of:

	2011	2010
Trade payables	$779,946	$354,796
Accrued expenses and claims:
Advertising and marketing claim	115,136	175,136
Production materials claim	--	24,038
Freight claim	--	4.500
Accrued bank fees	6,207	--
Accrued production labor	28,709	--
Accrued consulting services	34,415	--
Sales commission	35,000	--
Human resources claim	12,500	25,367
Credits due to customers	--	20,474
Deferred rent	9,401	--
	$1,021,313	$604,311

Trade payables – Consist of liabilities arising in the normal course of business, evidenced by invoices and are generally incurred in connection with the acquisition of materials, inventory or outside services.

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

•

In March 2010, the Company entered into a lease for 7,500 square feet in production facilities in Deerfield Beach, Florida. The new facility replaced its Pompano Beach production facilities and began operations in April 2010. The lease provides for monthly rent of $3,437 in the first year with and increasing scale for years 2 – 5. The lease matures in 5 years and provides for a 5 year renewal option. The Company relocated to larger facilities in October 2011 and is currently in negotiation to terminate the lease.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – COMMITMENTS AND CONTINGENCIES (Continued)

•

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina. The lease provides for monthly rent of $1,600 in the first year with a small increase in the second year. The lease matures in 2 years and provides for a 2 year renewal option.

•	In October 2011, the Company entered into a lease for 13,137 square feet of warehouse and production space in Pompano Beach, FL. The lease provides for monthly rent of $6,350 and matures in 12 months.

The Company is committed to lease payments over the next five years are as follows:

	2012	2013	2014	2015	Beyond	Total
Facility Leases:
Miami Beach, FL (HQ)	$—	$—	$—	$—	$—	$—
Pompano Beach, FL (Production)	—	—	—	—	—	—
Deerfield Beach, FL (Production)	43,901	45,657	47,483	20,107	—	157,148
Pompano Beach, FL (Production)	60,579	—	—	—	—	60,579
Ashville, NC (Sales)	19,800	—	—	—	—	19,800
	$124,280	$45,657	$47,483	$20,107	$—	$237,527

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided. All claims received in 2010 and prior periods have been resolved primarily through negotiated settlements resulting in a reduction of the claim and repayment through a structured payout. In 2011, we received 2 additional supplier claims for certain packaging materials that we are disputing and filing counter claims. We established an accrual for these claims and the structured payouts representing our estimate of the amount due of $143,052 and $229,042 at December 31, 2011 and 2010, respectively.

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

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $20,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages. The third party has counterclaimed and the matters are currently pending. The Company is vigorously defending the counter claim.

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages. These shares were recorded as an unpaid subscription pending meeting certain performance criteria stipulated in the agreement. In November 2011, our claim was dismissed for lack of jurisdiction. The Company has refiled its claim in New York.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – EQUITY

Common Stock Sold Privately

During the first quarter of 2010, the Company began selling its common stock to qualified investors, at a purchase price between $0.15-$0.25 per share. The offering is being conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900
Q4 2010	1,000,000	$0.25	250,000	(75,000)	175,000
	4,506,000	$0.19	$844,500	$(249,600)	$594,900
2011
Q1 2011	3,257,207	$0.25	821,000	(223,651)	597,349
Q2 2011	3,530,830	$0.26	916,250	(179,974)	736,276
Q3 2011	1,251,244	$0.27	332,250	(56,144)	276,106
Q4 2011	--	$--	--	--	--
	8,039,281	$0.26	$2,069,500	$(459,769)	$1,609,731
	12,545,281	$0.23	$2,914,000	$(709,369)	$2,204,631

Common Stock Sold Under Securities Purchase Agreement (SPA)

On October 4, 2011 (the “Closing Date”), the Company and certain accredited investors entered into a SPA and completed a closing of a private offering of 6,178,572 shares of the Company’s Common Stock, par value $0.0001 per share and warrants to purchase up to an aggregate of 1,554,645 shares of Common Stock, for aggregate gross proceeds of $1,730,000. The warrants are exercisable for five years from issuance at $0.50 per share and may be exercisable on a cashless basis in certain instances if the underlying shares are not registered under a registration statement. The number of shares of Common Stock to be received upon the exercise of the warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the Common Stock that occur after the Closing Date.

Wilmington Capital Securities, LLC acted as our placement agent in connection with the Offering. The Placement Agent received a selling commission in cash of 7 per cent of the gross proceeds ($121,100), with an additional $10,000 expense allowance. In addition, the Company issued the Placement Agent a warrant to purchase up to 449,805 shares of Common Stock.

The Company incurred other issuance costs and expenses associated with the SPA, paid in the form of cash or warrants, for an additional $33,674.

In accordance with the terms of the SPA, the Company filed a registration statement (the “Registration Statement”) covering 8,183,021 common shares of common stock (the “Registrable Shares”), which included the shares issued under the SPA and shares underlying the warrants issued under the SPA held by the investors (the “Holders”).  The Registration Statement went effective January 26, 2012.  In the event that the Registration Statement fails to remain effective (an “Event Date”) for a period of one year from the Closing Date (the “Effectiveness Period”), the

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – EQUITY (Continued)

Company shall pay to the Holder an amount in cash, as liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by the Holder pursuant to the SPA for the Registrable Shares (excluding Registrable Shares eligible for resale under Rule 144) held by the Holder.  In addition on each 30-day anniversary (or pro rata portion thereof) during the Effectiveness Period, the Company shall pay to the Holder an amount in cash, as liquidated damages and not as a penalty, equal to 1.0% of the aggregate purchase price paid by the Holder pursuant to the SPA for any unregistered Registrable Shares (excluding Registrable Shares eligible for resale under Rule 144) then held by the Holder.  Furthermore, the damages payable to each Holder shall be limited to the purchase price paid by the Holder pursuant to the SPA for the Registrable Shares held by the Holder on such Event Date.

The following table summarizes transactions under the SPA as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2011
Q1 2011	—	$—	$—	$—	$—
Q2 2011	—	$—	—	—	—
Q3 2011	—	$—	—	—	—
Q4 2011	6,178,572	$0.28	1,730,000	(164,774)	1,565,226
	6,178,572	$0.28	$1,730,000	$(164,774)	$1,565,226

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

During the fourth quarter of 2011 the Company issued 19,256 shares for services provided by consultants valued at $0.38 per share, which resulted in an expense of $7,408. In addition, a consultant exercised warrants for 1,236,210 common shares and vested options for 1,266,667 common shares, totaling 2,502,877 common shares for $25,029.

Surrender of Common Stock

During the third quarter of 2011, the 3 principal founding shareholders voluntarily surrendered 7,017,805 common shares, collectively.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – EQUITY (Continued)

Warrants

During 2010, the Company sold shares of its common stock under a PPM as governed by Regulation S. As discussed in the PPM offering, the selling agent has the right to receive warrants to purchase one share of Common Stock of the Company for every ten Shares sold. The exercise price of each warrant is $0.01 per share and such warrants are exercisable for a period of five years from the date of issuance. The warrants were “in the money” upon issuance and their value was charged to financing consulting services. Accordingly, the Company issued warrants based on the private sale of common shares as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2010
Q1 2010	1,112,000	111,200	$.17	$18,904
Q2 2010	1,734,000	173,400	.34	58,956
Q3 2010	660,000	61,000	.34	20,740
Q4 2010	1,000,000	100,000	.35	35,000
	4,506,000	445,600	$.30	$133,600

Also during the first quarter of 2010, the Company issued warrants to an investor relations consultant in aggregate to purchase 500,000 shares of common stock at prices ranging from $0.25 to $0.35 per share depending on the tranche. The warrants were recorded at their fair value of $2,071, which resulted in a charge to operations.

During 2011, the Company continued to sell shares of its common stock under the PPM as governed by Regulation S. These sales of common shares also provided a grant warrants to the selling agent under the same terms disclosed above. Accordingly, the Company issued warrants based on the private sale of common shares as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011
Q1 2011	3,257,207	305,100	$.44	$134,244
Q2 2011	3,530,830	--	.36	--
Q3 2011	1,251,244	--	.38	--
Q4 2011	--	--	.35	--
	8,039,281	305,100	$.30	$134,244

Effective for Q2 and Q3 of 2011, the selling agent waived his rights to receive warrants. Accordingly, the Company issued no warrants related to the private sale of shares and accrued no expense for financial consulting services. During Q4 of 2011, no shares were sold privately since the terms of the SPA preclude such activities.

In Q4 2011 the Company completed a closing of a private offering of 6,178,572 shares of the Company’s Common Stock, under an SPA. (see Common Stock Sold Under Securities Purchase Agreement (SPA)). The SPA provides the investors with warrants to purchase an aggregate of 1,554,645 shares of Common Stock. In addition, the SPA also grants warrants to purchase 493,485 shares of Common Stock as fees for assisting in the SPA closing.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – EQUITY (Continued)

The following tables present the status of all warrants outstanding at December 31, 2010 and 2011, respectively.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2010
Outstanding at January 1, 2010	485,510	$0.01	4.0	$169,929
Issued	945,600	0.01	5.0	170,960
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2010	1,431,110	$0.01	4.5	$340,889
Exercisable at December 31, 2010	1,431,110	$0.01	4.5	$340,889

Year Ended December 31, 2011
Outstanding at January 1, 2011	1,431,110	$0.01	3.5	$355,200
Issued	2,343,230	0.01	4.2	109,836
Exercised	(1,236,210)	--
Forfeited	--	--
Outstanding at December 31, 2011	2,538,130	$0.01	4.2	$20,000
Exercisable at December 31, 2011	2,538,130	$0.01	4.2	$20,000

The value of warrants issued in 2011 and 2010 were determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2011	2010

Expected term	5 yrs	3.9-5.0 yrs
Risk free interest rate	.9%	1.56%-2.07%
Stock price volatility	25.0%	28.5%
Dividend yield	0	0

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. – EQUITY (Continued)

The following tables present the status of all options outstanding at December 31, 2010 and 2011, respectively.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2010
Outstanding at January 1, 2010	0	$0.01	0.0	$0
Issued	2,000,000	0.01	4.5
Exercised	--	--
Forfeited	--	--
Outstanding at December 31, 2010	2,000,000	$0.01	4.5	$700,000
Exercisable at December 31, 2010	666,667	$0.01	4.5	$233,333

Year Ended December 31, 2011
Outstanding at January 1, 2011	2,000,000	$0.01	3.5	$720,000
Issued	--	--
Exercised	(1,266,667)	--
Forfeited	--	--
Outstanding at December 31, 2010	733,333	$0.01	3.5	$264,000
Exercisable at December 31, 2010	200,000	$0.01	3.5	$72,000

The value of the options issued in 2010 were determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2011	2010

Option life	--	5.0 yrs
Risk free interest rate	--	1.56%
Stock price volatility	--	28.5%

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. – INCOME TAXES

The provision for income taxes for the year ended December 31, 2011 and 2010 is summarized as follows:

	2011	2010
Current:
Federal	$--	$--
State	--	--
Deferred:
Federal	(342,510)	(47,976)
State	(31,804)	(4,455)
Increase (Decrease) in valuation allowance	374,314	52,431

Total provision (benefit) for income taxes	$--	$--

The income tax benefit for the year ended December 31, 2011 and 2010 was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

The provision for income taxes for the year ended December 31, 2011 and 2010 differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2011	2010

Expected provision(benefit) at statutory rate	-35.0%	-35.0%
State taxes	-3.3%	-3.3%
Valuation allowance for Net Loss	38.3%	38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2011 and December 31, 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$533,599	$159,284
	--	--
Total deferred tax assets	533,599	159,284
Valuation allowance	(533,599)	(159,284)
Net deferred tax assets	$--	$--

As of December 31, 2011 and December 31, 2010 the Company had a valuation allowance on its deferred tax assets of $533,599 and $159,284, which relates to net operating losses. The valuation allowance increased $374,315 in 2011. The increase in 2011 was attributable to accumulated net operating loss.

As of December 31, 2011 and December 31, 2010, the Company had net operating loss carry-forwards of $1,446,928 and $466,035, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2029 and ending in 2031.

As of December 31, 2011 and 2010, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties.

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

NOTE 12. - SIGNIFICANT CUSTOMERS

The Company’s product revenues represent primarily sales of Revita, Spectral DNC and NR08, which individually each exceeds 10% of total sales and collectively represent 38% of total sales. Intro packs, Revita.cor, and Spectral DNC-L collectively account for another 26% of total sales. During Q411-YTD two customers generated 29% of the Company’s sales and 13% of the outstanding accounts receivable balance at December 31, 2011. These customers are distributors of the Company.

Sales to these customers during Q411-YTD and their accounts receivable at December 31, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$1,458,908	16%	$86,746	4%
A	$1,182,570	13%	$184,192	9%

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. - SIGNIFICANT CUSTOMERS (Continued)

Sales to these customers during Q410-YTD and their accounts receivable at December 31, 2010 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,051,172	20%	$182,096	15%
B	$1,182,847	22%	$159,300	1%

NOTE 13. - SIGNIFICANT VENDORS

The Company purchases its raw materials from various foreign and domestic suppliers several of which represent individually in excess of 10% of total purchases. Purchases of raw materials consist primarily of basic chemicals and packaging materials. The Company believes that it enjoys cordial relationships with all its suppliers but should the need arise; the Company believes that it could transition to alternate suppliers with minimal adverse impact. It does not have any formal long term purchase agreements with its suppliers. The Company does issue purchase orders based on its production plan, which may be modified or cancelled should its production plan change. The Company had $412,284 in outstanding purchase orders at December 31, 2011.

Purchases from significant vendors during Q411-YTD and their accounts payable at December 31, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payables	Percent

A	$1,177,768	27%	$ 0	0%
B	$ 542,154	12%	$122,761	26%

Purchases from significant venders during Q410-YTD and their accounts payable at December 31, 2010 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$443,528	27%	$ 0	0%
B	$ 165,371	10%	$ 0	0%
C	$ 276,400	17%	$ 0	0%

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. – SUBSEQUENT EVENTS

On March 20, 2012, the Company issued a non binding letter of intent to acquire 100 percent of Divine Skin Laboratories SA de CV (“DSL Mexico”) in consideration of shares of common stock of the Company. DSL Mexico was formed in 2008 in Mexico City and it sells and distributes DS Laboratories products exclusively to a network of physicians throughout Mexico. The Mexican company has been a distributor of Divine Skin product for more than three years, representing nearly 10 percent of the Company’s revenue in 2011.   The Company anticipates completing the transaction in the second quarter of 2012.  The closing of the transaction is subject to the negotiation of definitive terms and certain conditions to closing, including, but not limited to, due diligence by both parties and an independent audit of DSL Mexico. Accordingly, there can be no assurance that the acquisition will be completed.

On March 30, 2012, the Company closed on $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years.