Form 10-Q
period 2012-03-31
Divine Skin Inc.
filed 2012-05-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

There were 105,399,666 shares of common stock outstanding as of May 11, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$925,713	$1,284,343
Accounts receivable, net	1,444,522	1,888,453
Inventory	2,773,447	2,174,784
Prepaid expenses and other current assets	44,973	57,940

Total Current Assets	5,188,655	5,405,520

Furniture and Equipment, net	61,512	53,017
Intangible Assets, net	605,166	630,316
Other Assets	44,138	15,138

TOTAL ASSETS	$5,899,471	$6,103,991

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,031,891	$1,021,313
Other current liabilities	104,812	77,432

TOTAL LIABILITIES	1,136,703	1,098,745

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized: 105,399,666 and 105,029,613 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	105,400	105,030
Additional paid-in-capital	6,678,953	6,512,141
Stock subscription	(100,000)	(100,000)
Accumulated deficit	(1,931,585)	(1,506,893)

Total Shareholders' Equity	4,762,768	5,020,278
Non-Controlling Interest	—	(15,032)

Total Equity	4,762,768	5,005,246

TOTAL LIABILITIES AND EQUITY	$5,899,471	$6,103,991

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Product sales	$2,108,424	$2,349,457
Less returns and allowances	(124,442)	(99,039)

Net revenue	1,983,982	2,250,418

Cost of Goods Sold	933,662	1,154,577

Gross Profit	1,050,320	1,095,841

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	299,800	259,850
Other selling and marketing expenses	463,351	277,839
	763,151	537,689
General and administrative
Salary and personnel costs	308,722	270,207
Professional fees and consulting costs	279,496	328,134
Other general and administrative expenses	127,138	151,706
	715,356	750,046

Total operating costs and expenses	1,478,507	1,287,735

Operating Loss	(428,187)	(191,894)

Other Income (Expense)
Interest income	591	—
Other	(12,741)	1,034

Total other income (expense)	(12,150)	1,034

Loss Before Taxes	(440,337)	(190,860)

Income Tax Benefit	—	—

Net Loss	(440,337)	(190,860)

Net Loss Attributable to Non-Controlling Interest	—	2,292

Net Loss Attributable to Shareholders of Divine Skin, Inc.	$(440,337)	$(188,568)

Basic and Diluted Earnings per Share:
Weighted average shares	105,130,024	96,272,300
Loss per share	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE PERIOD FROM JANUARY 1, 2011 TO MARCH 31, 2012

					Additional Paid In Capital	Subscription/ Stock Receivable	Accumulated Deficit	Total Shareholders' Equity	Non-Controlling Interest	Total Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

December 31, 2010	10,000,000	$10,000	94,961,001	$94,961	$2,824,459	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387

Shares Issued:								—	—	—
Sold to private investors			8,039,281	8,039	2,061,461			2,069,500	—	2,069,500
Less: Issuance costs					(459,769)			(459,769)	—	(459,769)
For services
Investor relations			85,000	85	34,515	(30,000)		4,600	—	4,600
Employee/associate compensation			180,046	180	69,916			70,096	—	70,096
Consulting			100,641	101	42,050			42,151	—	42,151
Sold to Securities Purchase Agreement Investors			6,178,572	6,179	1,723,821			1,730,000	—	1,730,000
Less: Issuance costs					(164,774)			(164,774)		(164,774)
Shares Cancelled / Surrendered:									—
Surrendered by founders			(7,017,805)	(7,018)	7,018			—	—	—

Warrants and Options:
Vested for trading symbol					192,000			192,000		192,000
Issued for financial consulting services					134,244			134,244		134,244
Exercised			2,502,877	2,503	22,526			25,029		25,029
Issued for Placement Agent fees on Securities Purchase Agreement					24,674			24,674		24,674

2011 Net loss							(978,600)	(978,600)	(2,292)	(980,892)

December 31, 2011	10,000,000	10,000	105,029,613	105,030	6,512,141	(100,000)	(1,506,893)	5,020,278	(15,032)	5,005,246

Shares Issued:
For services
Employee/associate compensation			281,818	282	88,900			89,182		89,182
Distributor award			88,235	88	29,912			30,000		30,000

Warrants and Option
Vested for trading symbol					48,000			48,000		48,000
Disposal of Brazil distribution joint venture							15,645	15,6454	$15,032	30,677

2011 Net Loss							(440,337)	(440,337)	—	(440,337)
March 30, 2012 (Unaudited)	10,000,000	$10,000	105,399,666	$105,400	$6,678,953	$(100,000)	$(1,931,585)	$4,762,768	$—	$4,762,768

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net (Loss) Income	$(440,337)	$(190,860)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	47,682	27,480
Bad debt allowance (recovery)	(36,758)	11,205
Inventory allowance	20,000	—
Stock issued for services	119,182	33,180
Warrants issued for financial services	—	134,244
Warrants issued for other services	48,000	48,000
Changes in operating assets and liabilities:
Accounts receivable	480,688	(757,303)
Inventory	(618,662)	62,937
Prepaid expenses and other current assets	(3,700)	53,053
Accounts payable and accrued expenses	10,578	(109,438)
Other current liabilities	27,379	(13,658)
Net cash used in operating activities	(345,948)	(701,161)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(14,360)	(11,875)
Disposal of Brazil Joint Venture	4,678	—
Security deposits	(3,000)	40
Net cash used in investing activities	(12,682)	(11,835)

Cash Flows from Financing Activities:
Proceeds from sale of stock subscription to investors	—	110,000
Less issuance costs	—	(21,000)
Proceeds from sale of stock	—	821,000
Less issuance costs	—	(210,300)
Net cash provided by financing activities	—	699,700

Decrease in cash	(358,630)	(13,296)
Cash, Beginning of Period	1,284,343	146,405

Cash, End of Period	$925,713	$133,109

Supplemental Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SPA	Security Purchase Agreement
Q112-QTR	Three months ended March 31, 2012
Q111-QTR	Three months ended March 31, 2011
VIE	Variable Interest Entity

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

In the first quarter of 2009, the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida Corporation) and Sigma Development and Holding Co., both for a nominal amount. DS Laboratories has been idle since its inception in 2007. Sigma was founded as an upscale brand addition to the Company’s product portfolio. In March 2009, Polaris Labs, Inc. was founded as a wholly owned subsidiary of the Company, to distribute Polaris branded versions of the Company’s products that, for marketing purposes, are sold through physicians and foreign distributors. The primary operating entity is Divine Skin, Inc (a Florida corporation). The Company currently conducts business under the “Divine Skin” and “DS Laboratories” trade names.

In the fourth quarter of 2009, the Company completed an agreement covering the exclusive distribution of its product and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

In the first quarter of 2010, the Company filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB).

In the first quarter of 2011, the Company began distribution of nutraceutical products produced by NutraOrigin under an exclusive distribution agreement. As of March 31, 2012, the Company has not made or is required to make any investment in this venture. NutraOrigin is owned by our Chairman’s father.

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian distributor has committed to fully fund the product development and licensing of our products in Brazil. The Company retains its exclusivity for Brazilian distribution and expects to complete the licensure process and commence sales in Q2 2012. As of December 31, 2011, the Company has invested $26,000 in this venture.

In the fourth quarter of 2011 the Company completed a SPA raising approximately $1.6 million, net of issuance costs.

In Q112-QTR the Company cancelled its Brazilian joint venture in exchange for release from future financial commitments to fund its share of the product licensure process in Brazil. The joint venture partner will continue to pursue the licensure of Divine Skin product in Brazil on behalf of the Company and Divine Skin will remain the license holder once the license is granted. As discussed above, the exclusive distribution agreement also remains effective with this distributor.

Also in Q112-QTR the Company organized DS Distribution as a whole owned subsidiary of Polaris Labs, Inc. DS Distribution was organized to process online orders for certain Polaris products.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc., Polaris Labs, Inc. and DS Distribution, Inc. Also included in the consolidated financial statements are the activities of Velocity Storage and Packaging, LLC, which is accounted for as a VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2012 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the period presented are not necessarily indicative of the results to be expected for the year ended December 31, 2012.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•

Estimates of allowances for uncollectable accounts receivable,

•

estimates of inventory obsolescence and overhead and labor cost allocations,

•

estimates assuming future earning capacity of our exclusive Brazilian distribution agreement and our future manufacturing agreement,

•

estimates of value of equity transactions for services rendered,

•

estimates of return or damaged product, and

•

estimates made in our deferred income tax calculations.

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company also has been experiencing significant growth which puts serious strains on its cash requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2012 and December 31, 2011, the provision for doubtful accounts was $50,725 and $114,791 respectively. At March 31, 2012 and December 31, 2011, the Company provided $100,000 and $100,252, respectively for product returns and $40,000 and $12,400, respectively for advertising credits.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company expensed $5,866 and $2,330 in depreciation during the three months ended March 31, 2012 and 2011, respectively. Accumulated depreciation was $65,482 and $59,616 at March 31, 2012 and December 31, 2011, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

During the third quarter of 2011, the Company finalized the disposal of its interests in DS Laboratories Brazil, LTDA.

Revenue Recognition

Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accepts product returns and will issue a credit, refund or product exchange. To date, product returns have occurred but are not considered significant. The Company has established a product return reserve at March 31, 2012 of $100,000 and at December 31, 2011 of $100,252.

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. The Company also contracts with third party laboratories on a limited basis. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the statements of operations, and amounted to $43,377 and $38,006 for the three months ended March 31, 2012 and 2011, respectively.

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

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Warrants for 2,538,130 shares and options for 733,333 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

Fair Value Measurement: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This ASU provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRSs. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three months ended March 31, 2012.

Comprehensive Income Presentation: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The implementation of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Goodwill Impairment: In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Offsetting Asset and Liabilities: In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” (“ASU 2011-11”) requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operation, or liquidity.

Other ASUs not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at March 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Bulk product and raw materials	$2,014,741	$1,600,032
Work in process	73,745	—
Merchandise inventory	645,307	375,810
Inventory in transit	39,654	198,942

	$2,773,447	$2,174,784

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

Management evaluated the inventory at March 31, 2012 and December 31, 2011 and any obsolete inventory was excluded from our reported inventory value, accordingly only a $20,000 and $0 allowance for slow moving inventory was considered necessary at March 31, 2012 and December 31, 2011, respectively.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Advances to employees and associates	$39,273	$28,273
Other prepaids	5,700	13,000
Prepaid consultant services	100,000	100,000
Less amortization	(100,000)	(83,333)

	$44,973	$57,940

Advances to employees and associates – These advances are made on a short term basis to associates and employees and are repaid through periodic deductions from the payments to associates or payroll deductions from employees.

Prepaid consulting services – During the 2 nd and 3 rd quarters of 2010, we advanced funds to a consultant, who is our CEO’s father, to provide operational guidance in connection with our health care product line, which was launched in 2011. The agreement has been fully advanced and $16,667 was amortized and expensed in Q112-QTR, completing the contract, which is now expired. $8,333 was expensed in Q111-QTR.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(187,500)	(168,750)
Net distribution rights	562,500	581,250

Pure Guild brand rights and supplier agreement	106,666	106,666
Less: Accumulated amortization	(64,000)	(57,600)
Net brand rights and supplier agreement	42,666	49,066

	$605,166	$630,316

Brazilian distribution rights – During 2009, the Company issued 3,000,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction is valued at $0.25 per share. The Company, through a joint venture with its exclusive distributor, is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 2nd quarter of 2012. $18,750 and $75,000 was amortized during Q112-QTR and 2011, respectively. During, the 3rd quarter of 2011, due to the costs involved, the Company entered into agreement with its joint venture partner, whereby the joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retains its distribution rights.

Pure Guild brand rights and supplier agreement – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. The value of these rights is being amortized over 5 years the basic term of the agreement. $6,400 and $25,600 was amortized during Q112-QTR and 2011, respectively.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. – INTANGIBLE ASSETS (Continued)

The Company will continue to amortize its brand and distribution rights over the remaining life of the agreements as follows:

	2012	2013	2014	2015	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$56,250	$75,000	$75,000	$75,000	$281,250	$562,500
Pure Guild	14,933	21,333	6,400	—	—	42,666
	$71,183	$96,333	$81,400	$75,000	$281,250	$605,166

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2012 and December 31, 2011 consist primarily of:

	2011	2010
	(Unaudited)
Trade payables	$777,406	$779,945

Accrued expenses:
Advertising and marketing	135,136	115,136
Human resources	50,000	12,500
Labor accrual	—	28,709
Consulting services accrual	26,932	34,415
Bank fee accrual	—	6,207
Deferred Rent	9,401	9,401
Sales commission	33,016	35,000
	$1,031,891	$1,021,313

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

NOTE 8. – COMMITMENTS AND CONTINGENCIES

During Q112-QTR and 2011, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company leases its corporate headquarters office space located in Miami Beach, Florida. The Company has negotiated the cancellation of its original lease entered into in December 2007, and continues to operate out of its Miami Beach facility, on a month to month basis at $5,700 per month or $68,400 on an annual basis.

•

In March 2010, the Company entered into a lease for 7,500 square feet in production facilities in Deerfield Beach, Florida and began operations in April 2010. The lease provided for monthly rent of $3,437 in the first year with and increasing scale for years 2 – 5. The lease matures in 5 years and provides for a 5 year renewal option. The Company relocated to larger facilities in October 2011 and is currently in negotiation to terminate the lease.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

The Company is committed to lease payments over the next five years are as follows:

	2012	2013	2014	2014	Beyond	Total

Facility Leases:
Miami Beach, Fl (HQ)	$—	$—	$—	$—	$—	$—
Deerfield Beach, Fl (Production)	33,176	45,657	47,483	20,107	—	146,423
Pompano, Fl (Production)	40,386					40,386
Ashville, NC (Sales)	14,850					14,850

	$88,412	$45,657	$47,483	$20,107	$—	$201,659

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided. All claims received in 2010 and prior periods have been resolved primarily through negotiated settlements resulting in a reduction of the claim and repayment through a structured payout. In 2011, we received 2 additional supplier claims for certain packaging materials that we are disputing and filing counter claims. We established an accrual for these claims and the structured payouts representing our estimate of the amount due of $111,136 and $143,052 at March 31, 2012 and December 31, 2011, respectively.

•

In Q1 2012, Divine Skin Inc. lost a lawsuit brought by a former employee of Evolution Model Management, Inc., an entity also related to Divine Skin, Inc. through common ownership resulting in a $51,400 verdict against the Company, Evolution Model Management and Daniel Khesin, individually. Divine Skin was named because it originally hired the employee rather than Evolution Model Management as the latter was not yet an established entity. Our management intends to appeal the verdict. We have established a reserve of $50,000, pending the outcome of the appeal.

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

•

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The claim was dismissed for lack of jurisdiction and the Company re-filed the action in the Supreme Court, New York County, New York on or about January 11, 1012 seeking rescission of said agreement of May 18, 2010, and the return of $500 and 200,000 shares of restricted common stock On February 23, 2012 the New York Supreme Court issued a temporary restraining order against the transfer of said shares pending further proceedings. As of March 31, 2012 the injunction against the transfer of the 200,000 shares by the defendant remains in effect. The litigation is pending.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. – COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments –

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at March 31, 2012 totaled $569,534.

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

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2010
Q1 2010	1,112,000	$0.18	$200,000	$(60,000)	$140,000
Q2 2010	1,734,000	$0.15	260,000	(78,000)	182,000
Q3 2010	660,000	$0.20	134,500	(36,600)	97,900
Q4 2010	1,000,000	$0.25	250,000	(75,000)	175,000
	4,506,000	$0.19	$844,500	$(249,600)	$594,900
2011
Q1 2011	3,257,207	$0.25	821,000	(223,651)	597,349
Q2 2011	3,530,830	$0.26	916,250	(179,974)	736,276
Q3 2011	1,251,244	$0.27	332,250	(56,144)	276,106
Q4 2011	—	$—	—	—	—
	8,039,281	$0.26	$2,069,500	$(459,769)	$1,609,731
	12,545,281	$0.23	$2,914,000	$(709,369)	$2,204,631

There were no additional private sales in Q112-QTR.

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

In accordance with the terms of the SPA, the Company registered 8,183,021 common shares effective January 26, 2012.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. – EQUITY (Continued)

The following table summarizes transactions under the SPA as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds
2011
Q1 2011	—	$—	$—	$—	$—
Q2 2011	—	$—	—	—	—
Q3 2011	—	$—	—	—	—
Q4 2011	6,178,572	$0.28	1,730,000	(164,774)	1,565,226
	6,178,572	$0.28	$1,730,000	$(164,774)	$1,565,226

There were no additional sales under the SPA in Q112-QTR.

Other Issues of Common Stock

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

During the first quarter of 2012 the Company issued 281,818 shares for services provided by two employees valued at $0.31 - $0.32 per share, which resulted in an expense of $89,182 in aggregate. The Company also issued 88,235 shares as an award for achieving business goals. The shares were valued at $.34, which resulted in an allowance offsetting revenues of $30,000.

Surrender of Common Stock

During the third quarter of 2011, the 3 principal founding shareholders voluntarily surrendered 7,017,805 common shares, collectively.

Warrants

During 2011, the Company continued to sell shares of its common stock under the PPM originated in 2010, as governed by Regulation S. These sales of common shares also provided a grant warrants to the selling agent under the same terms disclosed above. Accordingly, the Company issued warrants based on the private sale of common shares as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011
Q1 2011	3,257,207	305,100	$.44	$134,244
Q2 2011	3,530,830	—	.36	—
Q3 2011	1,251,244	—	.38	—
Q4 2011	—	—	.35	—
	8,039,281	305,100	$.30	$134,244

Effective for Q2 and Q3 of 2011, the selling agent waived his rights to receive warrants. Accordingly, the Company issued no warrants related to the private sale of shares and accrued no expense for financial consulting services. During Q4 of 2011, no shares were sold privately since the terms of the SPA preclude such activities.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. – EQUITY (Continued)

In Q4 2011 the Company completed a closing of a private offering of 6,178,572 shares of the Company’s Common Stock, under an SPA. (see Common Stock Sold Under Securities Purchase Agreement (SPA)). The SPA provides the investors with warrants to purchase an aggregate of 1,554,645 shares of Common Stock. In addition, the SPA also granted warrants to purchase 493,485 shares of Common Stock as fees for assisting in the SPA closing.

The following tables present the status of all warrants outstanding at March 31, 2012 and December 31, 2011, respectively:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 011	1,431,110	$0.01	3.5	$—
Issued	2,343,230	0.01	4.2	—
Exercised	(1,236,210)	0.01
Forfeited	—	—
Outstanding at December 31, 2011	2,538,130	$0.01	4.2	$—
Exercisable at December 31, 2011	2,538,130	$0.01	4.2	$—
Year Ended December 31, 2011

3 Months Ended March 31, 2012
Outstanding at January 1, 2012	2,538,130	$0.01	4.2	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	2,538,130	$0.01	4.0	$—
Exercisable at March 31, 2012	2,538,130	$0.01	4.0	$—

No warrants were issued in Q112-QTR however the value of the warrants issued in 2011 were determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2012	2011
Expected term	n/a	5.0 yrs
Risk free interest rate .		9%
Stock price volatility		25.0%
Dividend yield		0

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting. As a result of the structured vesting, the Company recognized $48,000 of expense in Q112-QTR.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. – EQUITY (Continued)

The following tables present the status of all options outstanding at March 31, 2012 and December 31, respectively:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	2,000,000	$0.01	3.2	$720,000
Issued	—	—
Exercised	(1,266,667)	0.01
Forfeited	—	—
Outstanding at December 31, 2011	733,333	$0.01	3.2	$264,000
Exercisable at December 31, 2011	200,000	$0.01	3.2	$72,000

3 Months Ended March 31, 2012
Outstanding at January 1, 2012	733,333	$0.01	3.2	$168,667
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2012	733,333	$0.01	2.9	$168,667
Exercisable at March 31, 2012	400,000	$0.01	2.9	$92,000

No options were issued in Q112-QTR and 2011.

Preferred Stock

During the first quarter of 2009 three shareholders of the Company (which at such time constituted all of the shareholders of the Company) exchanged an aggregate of 10,000,000 shares of common stock for 10,000,000 shares of Series A Preferred Stock. As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, but filed in April 2009 and amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The preferred stock automatically converts into common stock on a one-for-one basis in September 2012.

NOTE 10. – INCOME TAXES

The provision for income taxes for Q112-QTR and Q111-QTR is summarized as follows:

	2012	2011
Current:	(Unaudited)	(Unaudited)
Federal	$—	$—
State	—	—
Deferred:
Federal	(161,291)	(65,999)
State	(22,738)	(6,128)
Increase in valuation allowance	184,029	72,127

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for Q112-QTR and Q111-QTR was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – INCOME TAXES (Continued)

The provision for income taxes for Q112-QTR and Q111-QTR differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2012	2011

Expected provision(benefit) at statutory rate	(35.0%)	(35.0%)
State taxes	(3.6%)	(3.3%)
Non-deductible expenses	(3.2%)	—
Increase in valuation allowance	41.8%	38.3%

Total provision (benefit) for income taxes	0.0%	0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at March 31, 2012 and December 31, 2011 are as follows:

	2012	2011
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$683,226	$533,599
Stock-based compensation	34,402	—
Total deferred tax assets	717,628	533,599
Valuation allowance	(717,628)	(533,599)
Net deferred tax assets	$—	$—

As of March 31, 2012 and December 31, 2011 the Company had a valuation allowance on its deferred tax assets of $717,628 and $533,599, which relates to net operating losses. The valuation allowance increased $184,029 in the Q112-QTR. The increase in Q112-QTR was attributable to accumulated net operating loss.

As of March 31, 2012 and December 31, 2011, the Company had net operating loss carry-forwards of $1,771,163 and $1,446,928, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2029 and ending on 2031.

As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefit and accordingly no related accrued interest or penalties.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

NOTE 12. - SIGNIFICANT CUSTOMERS

The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 36% of total sales. Spectral UHP, Revita Cor and Spectral DNC-L collectively account for another 22% of total sales. During Q112-QTR two customers generated 24% of the Company’s sales and 40% of the outstanding accounts receivable balance at March 31, 2012. These customers are distributors of the Company.

Sales to these customers during Q112-QTR and their accounts receivable at March 31, 2012 were:

Customer	Sales Amount	Percent		Accounts Receivable	Percent

A	$447,458	24%	%	$332,287	20%
C	$ 5,032	0%	%	$326,826	20%

Sales to these customers during Q111-QTR and their accounts receivable at March 31, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$360,088	16%	$208,076	14%
B	$499,882	22%	$244,252	16%

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 13. - SIGNIFICANT VENDORS (Continued)

Purchases from significant vendors during Q112-QTR and their accounts payable at March 31, 2012 were:

Vender	Purchase Amount	Percent	Accounts Payable	Percent

A	$399,360	31%	$ 0	0%
B	$ 65,683	5%	$100,690	17%
C	$ 95,489	7%	$ 84,989	14%

Purchases from significant venders during Q111-QTR and their accounts payable at March 31, 2011 were:

Vender	Purchase Amount	Percent	Accounts Payable	Percent

A	$177,967	20%	$ 0	0%
D	$150,834	17%	$19,761	7%
E	$ 98,797	11%	$20,704	7%

NOTE 14. - CONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company holds a variable interest in Velocity Storage and Packaging LLC (“Velocity”) an entity for which the Company is the primary beneficiary. Velocity performs packaging and shipping services exclusively for the Company. The Company’s variable interest relates to a financing arrangement whereby, all operational expenses including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own. Accordingly, the Company determined that Velocity was a variable interest entity ("VIE") and the Company was the primary beneficiary under the guidance offered in ASC 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

NOTE 15. – SUBSEQUENT EVENTS

On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years.

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

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop, market and sell products for skin care hair care and health care needs. Through its predecessors, the Company has been developing and marketing hair care and personal care products for over ten years. In January 2007 the operations of Divine Skin, Inc. (a New York company), were terminated and its assets were distributed to its shareholders. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.  We own 100% of the outstanding common shares of DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and was essentially idle since inception.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this registration statement, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2011, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Accounts Receivable – Management makes critical judgments regarding the customer’s credit worthiness when assigning credit limits and the payment terms granted.  We base these judgments on available third party credit information, the customer’s internal information, other suppliers experience with the customer and our own collection experience with the customer.  While our collection efforts are effective in keeping our allowance for doubtfull accounts at approximately 3.1% of accounts receivable or less, changes in economic conditions, changes in formulation of our product or other factors affecting us or our customers may affect our estimates and ultimate collections.

Inventory – Management makes critical judgments to avoid expiration and obsolescence in our inventory.  To manage these issues management relies on production planning based on sales projections, monitoring production lot numbers and stability testing of new chemical components along with other techniques.  As a result, an appropriate reserve for any estimated expiration or obsolescence has remained low.

Intangible Asset – The Company holds an exclusive Brazilian Distribution Agreement and an exclusive Pure Guild Suppliers agreement.  Management makes critical judgments in determining the long lived value of these assets, which include estimates of the ultimate future returns these assets will provide based on projections and resulting net present value of future cash flows.  Management has concluded that no impairment is necessary.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated audited financial statements for the three months ended March 31, 2012 and March 31, 2011. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this filing.

Three Months Ended March 31, 2012 (“Q112-QTR”) to the Three Months Ended March 31, 2011 (“Q211-QTR”)

Revenues, net -- Total net revenues decreased $266,436 or 11.8%, from $2,250,418 (Q111-QTR) to $1,983,982 (Q112-QTR). The Company’s product revenues represent primarily sales of Revita and Spectral DNC, which collectively represent 36% of total sales and Spectral UHP, Revita Cor and Spectral DNC-L, which together account for approximately 22% of total sales.

Revenues have decreased primarily due to the timing of a recurring order from a significant distributor. The decrease was partially offset by revenues generated from the continued establishment of distribution agreements with distributors in new global target markets and a general increase in market acceptance of our products. The Company conducts a significant portion of business with WR Group under exclusive distribution agreements. Revenues from the agreements accounted for approximately 24% of the Company’s total revenues during Q112-QTR.

Cost of Goods Sold -- Total cost of goods sold decreased $220,915 or 19.1%, from $1,154,577 (Q111-QTR) to $933,662 (Q112-QTR).  The decrease was primarily directly related to the decrease in sales. In addition, during Q112-QTR, approximately $84,675 of the decrease in cost of goods sold was attributable to changes in product mix, improved efficiencies and decreased production costs.

Selling and Marketing Costs -- Selling and marketing costs increased $225,462 or 41.9%, from $537,689 (Q111-QTR) to $763,151 (Q112-QTR). The increase is primarily due to the following:

–

Increases in:

•

$89,264 for marketing and promotion costs incurred to broaden our product offering and promote sales,

•

$49,448 for freight and shipping costs due to expanding our customer base, distribution representatives and changes in freight terms,

•

$39,950 for consulting and commission costs due to increased costs of expanding our customer base and distribution representatives,

•

$30,557 for travel and entertainment costs incurred to expand and promote sales

•

$6,858 for warehousing costs as a result of transferring a portion of our outsourced warehousing activities to “in house” facilities,

•

$5,408 for product development resulting from improving our formulas and expanding our product lines, and

•

$3,977 net, for other selling and marketing costs.

General and Administrative Costs -- General and administrative costs decreased $34,690 or 4.6%, from $750,046 (Q111-QTR) to $715,356 (Q112-QTR). The decrease is due to the following:

–

Decreases in:

•

$48,638 for professional fees for financial consultants, attorneys and accountants related to costs of fund raising, regulatory filings and reporting, which did not repeat in the current quarter,

•

$31,379 for bad debts as a result of improved collection efforts,

•

$15,017 for office expenses associated with supporting increased sales and operations

•

$7,895 for rent as a result of expanded facilities, and

•

$616 net, for various other general and administrative costs.

–

Partially offset by increases in:

•

$38,515 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

•

$18,470 for credit card fees as a result of our increased use of credit cards as a payment medium, and

•

$11,868 for amortization and depreciation expense associated primarily with amortizing various deferred costs such as a prepaid operations consulting and the exclusive distribution rights agreement.

Other Income -- Other income decreased $13,184 or 1275.4% from $1,034 income (Q111-QTR) to $12,150 expense (Q112-QTR). The decrease was primarily a result of non recurring losses resulting from settling certain claims made by vendors.

Net Income (Loss) -- As a result of the decrease in sales discussed above, Net Loss increased $249,477 or 130.7% from a $190,860 Net Loss (Q111-QTR) to $440,337 Net Loss (Q112-QTR).  In addition to the reasons discussed above, the increase in net loss was primarily driven by a decrease in revenue and secondarily increased sales and marketing costs as part of our overall strategy to increase revenues by expanding our distributor base and corresponding market share.

Liquidity and Capital Resources

We had working capital of $4,051,952 at March 31, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase shares under a private placement which we began accepting subscriptions in early 2009, through other private sales of our common stock and through a recent Securities Purchase Agreement.

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

During the year ended December 31, 2011, the Company accepted an aggregate of $2,069,500 from 16 investors to subscribe for 8,039,281 shares of our common stock under a private placement pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated there under. The private placement provides for issuance costs of 30% which amounted to $459,769. As a result, the Company netted $1,609,731 in proceeds from the subscription.

Also during the year ended December 31, 2011, the Company closed on a Securities Purchase Agreement for an aggregate of $1,730,000 from 4 investors to subscribe for 6,178,572 shares of our common stock. The SPA provides for issuance costs which amounted to $140,100 in cash and $24,674 in warrants. As a result, the Company netted $1,565,226 in proceeds.

Subsequent to the period covered by this report, on April 6, 2012 the Company entered into a Demand Loan and Security Agreement (the “Loan Agreement”) with Mid Cap Business Credit, LLC. The Loan Agreement provides for asset based lending of up to $1,500,000 and is secured by all of the assets of the Company.  Advances under a Revolving Demand Note (the “Demand Note”) are based on approximately 80% of qualified accounts receivable and 40% of finished goods inventory. The Loan Agreement provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The Demand Note is personally guaranteed by the Company’s Chief Executive Officer and, under certain conditions, may be called upon demand. The Loan Agreement also provides for a referral fee of 4% per annum for 3 years.  The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of the date of this report the Company has made an initial draw of $580,000.

Cash Flows for the Three Months Ended March 31, 2012

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2012 of $345,948.  Net cash used reflects an adjusted net loss for the year ended of $225,473, as adjusted for various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for  depreciation and amortization.  Net cash used also reflects $120,475 of cash used for net changes in working capital items, primarily from financing provided by vendors, which included:

•

$443,930 provided by a decrease in accounts receivable as a result of collections,

•

$598,662 used by an increase in inventory to support increased sales,

•

$10,578 provided by an increase in accounts payable and accrued expenses as a result of increased credit availability from suppliers, and

•

$23,679 provided by a net increase in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $12,682 in net cash during the three months ended March 31, 2012. Net cash used is composed primarily of purchases of furniture and equipment.

Cash Flows from Financing Activities

We had no financing activities during Q112-QTR.

Financial Position

Total Assets -- Our total assets decreased $204,520 or 3.4% from $6,103,992 as of December 31, 2011 to $5,899,471 as of March 31, 2012 primarily as a result of a net decrease in current assets of $216,865 the components of which are discussed further below and a net increase in furniture and equipment of $8,495.  The decrease in total assets were partially offset by a decrease in intangible assets as a result of amortization and an increase other assets of $29,000 as a result of return of our advance on the eliminated Brazilian joint venture and additional security deposit.

Current Assets -- The net decrease in current assets of $216,865 was primarily associated with a $598,662 increase in inventory levels, $443,930 decrease in accounts receivable, a decrease in prepaid expenses of $12,967, and a decrease in cash of $358,631.  These net increases are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory -- Inventory levels increased 27%, primarily in increased materials to support expanded production to keep pace with planned sales for 2012.

Increased inventory on hand at March 31, 2012, represents approximately 41% of COGS or an 8.5 month supply based on the sell through rate achieved for the three months ended March 31, 2012, as annualized. Management believes that the sales achieved in 2011 will continue throughout fiscal year 2012. Management also understands that these inventory decisions result in an inventory turnover rate of 1.4 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure.  The initially low turnover is a result of stocking chemicals in anticipation of planned sales increases in 2012.

Accounts Receivable – Accounts receivable decreased $443,930.  The decrease represents a 24% decrease in the accounts receivable balance at March 31, 2012. The decrease is the result of increased collection efforts.  Management believes that its current receivables are collectable.

Cash -- The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Disclosures about Market Risk

None.

Recent Accounting Pronouncements

Fair Value Measurement: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  This ASU provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRSs. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company adopted ASU 2011-04 in this Form 10-Q for the three months ended March 31, 2012.

Comprehensive Income Presentation: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The implementation of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements.

Goodwill Impairment: In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

Offsetting Asset and Liabilities: In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” (“ASU 2011-11”) requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not have a material impact on the Company’s future financial position, results of operation, or liquidity.

Other ASUs not effective until after March 31, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

TEM 3.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. During the three months ended March 31, 2012, we have added additional staff in accounting in the area of disbursements and budgeting.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company and its chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former employee of Evolution Model Management, Inc., an entity also related to the Company through common ownership. Divine Skin was named because it originally hired the employee rather than Evolution Model Management as the latter was not yet an established entity.  On April 17, 2012 the court awarded $51,400 to the plaintiff. The Company intends to appeal the verdict. We have established a reserve of $50,000, pending the outcome of the appeal.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(2), as provided below.  The securities issued contain a legend restricting transfer absent registration or applicable exemption.  The securities holders received current information about the Company and had the opportunity to ask questions about the Company.

During the first quarter of 2012 the Company issued 281,818 shares for services provided by two employees valued at $0.31 - $0.32 per share, which resulted in an expense of $89,182 in aggregate.  The Company also issued 88,235 shares to a distributor as an award for achieving business goals.  The shares were valued at $.34, which resulted in an allowance offsetting revenues of $30,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)
3.3	Bylaws of Divine Skin, Inc. (1)
4.1	Form of Warrant dated October 4, 2011 (6)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Kane Concourse Lease Agreement (1)
10.2.1	Kane Concourse Lease Termination Agreement (1)
10.2.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement dated January 2009 (1)
10.4	Form of Exclusive Distribution Agreement (1)
10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)
10.6	Form of Regulation S Subscription Agreement (3)
10.7	Form of Section 4(2) Subscription Agreement (3)
10.8	Form of Services Agreement (3)
10.9	Securities Purchase Agreement dated October 4, 2011 (6)
10.10	Registration Rights Agreement dated October 2, 2011 (6)
16.1	Letter from former Auditor(5)
21.1	List of subsidiaries of the Company (1)
31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics(4)
101	XBRL Interactive Data File**

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

(6)

Incorporated by reference to Form 8-K filed October 11, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2012	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer