Form 10-Q
period 2012-06-30
Divine Skin Inc.
filed 2012-08-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

There were 107,279,442 shares of common stock outstanding as of August 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$868,160	$1,284,343
Accounts receivable, net	2,483,095	1,888,453
Inventory	2,367,924	2,174,784
Prepaid expenses and other current assets	359,778	57,940

Total Current Assets	6,078,957	5,405,520

Furniture and Equipment, net	84,877	53,017
Intangible Assets, net	632,436	630,316
Other Assets	72,958	15,138

TOTAL ASSETS	$6,869,228	$6,103,991

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,268,384	$1,021,313
Credit facility	661,628	—
Other current liabilities	150,936	77,432

TOTAL LIABILITIES	2,080,948	1,098,745

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 10 million shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	10,000	10,000
Common stock, $0.001 par value, 300 million shares authorized:107,279,442 and 105,029,613 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	107,279	105,030
Additional paid-in-capital	7,070,672	6,512,141
Stock subscription	(100,000)	(100,000)
Accumulated deficit	(2,299,671)	(1,506,893)

Total Shareholders' Equity	4,788,280	5,020,278
Non-Controlling Interest	—	(15,032)

Total Equity	4,788,280	5,005,246

TOTAL LIABILITIES AND EQUITY	$6,869,280	$6,103,991

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Product sales	$3,804,651	$2,330,524	$5,913,075	$4,679,980
Less returns and allowances	(306,389)	651	(430,831)	(98,388)

Net revenue	3,498,262	2,331,174	5,482,244	4,581,592

Cost of Goods Sold	2,048,115	983,719	2,981,778	2,138,295

Gross Profit	1,450,147	1,347,455	2,500,466	2,443,296

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	399,735	438,532	699,535	698,382
Other selling and marketing expenses	410,485	271,220	873,835	549,059
	810,220	709,752	1,573,370	1,247,441
General and administrative
Salary and personnel costs	290,105	256,040	598,827	526,247
Professional fees and consulting costs	428,846	210,643	708,341	538,777
Other general and administrative expenses	295,179	234,843	422,318	386,549
	1,014,130	701,526	1,729,486	1,451,573

Total operating costs and expenses	1,824,350	1,411,278	3,302,856	2,699,013

Operating Loss	(374,203)	(63,823)	(802,390)	(255,717)

Other Income (Expense)
Interest income	185	(149)	776	(149)
Interest expense	(10,184)	—	(10,184)	—
Other	16,117	6,700	3,375	7,733

Total other income (expense)	6,118	6,551	(6,033)	7,584

Loss Before Taxes	(368,085)	(57,272)	(808,423)	(248,133)

Income Tax Benefit	—	—	—	—

Net Loss	(368,085)	(57,272)	(808,423)	(248,133)

Net Loss Attributable to Non-Controlling Interest	—	2,292	—	2,292

Net Loss Attributable to Shareholders of Divine Skin, Inc.	$(368,085)	$(54,980)	$(808,423)	$(245,841)

Basic and Diluted Earnings per Share:
Weighted average shares	106,085,949	99,462,719	105,607,986	98,072,787
Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE PERIOD FROM JANUARY 1, 2011 TO JUNE 30, 2012

	Preferred Stock		Common Stock		Additional Paid In	Subscription/ Stock	Accumulated	Total Shareholders	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

December 31, 2010	10,000,000	$10,000	94,961,001	$94,961	$2,824,459	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387
Shares Issued:
Sold to private investors			8,039,281	8,039	2,061,461			2,069,500		2,069,500
Less: Issuance costs					(459,769)			(459,769)		(459,769)
For services
Investor relations			85,000	85	34,515	(30,000)		4,600		4,600
Employee/associate compensation			180,046	180	69,916			70,096		70,096
Consulting			100,641	101	42,050			42,151		42,151
Sold to Securities Purchase
Agreement Investors			6,178,572	6,179	1,723,821			1,730,000		1,730,000
Less: Issuance costs					(164,774)			(164,774)		(164,774)
Shares Cancelled / Surrendered:
Surrendered by founders			(7,017,805)	(7,018)	7,018			—		—
Warrants and Options:
Vested for trading symbol					192,000			192,000		192,000
Issued for financial consulting services					134,244			134,244		134,244
Exercised			2,502,877	2,503	22,526			25,029		25,029
Issued for Placement Agent fees on Securities Purchase Agreement					24,674			24,674		24,674
2011 Net Loss							(978,600)	(978,600)	(2,292)	(980,892)
December 31, 2011	10,000,000	10,000	105,029,613	105,030	6,512,141	(100,000)	(1,506,893)	5,020,278	(15,032)	5,005,246
For services
Investor relations			846,968	847	192,547	—		193,394		193,394
Employee/associate compensation			502,490	502	132,814			133,316		133,316
Distributor award			385,136	385	99,615			100,000		100,000
Consulting			20,000	20	3,980			4,000		4,000
Distributor award			88,235	88	29,912			30,000		30,000
Warrants and Options:
Vested for trading symbol					96,000			96,000		96,000
Exercised			407,000	407	3,663			4,070		4,070
Disposal of Brazil distribution joint venture							15,645	15,645	$15,032	30,677
2012 Net Loss (6 months)							(808,423)	(808,423)	—	(808,423)
June 30, 2012 (Unaudited)	10,000,000	$10,000	107,279,442	$107,279	$7,070,672	$(100,000)	$(2,299,671)	$4,788,280	$—	$4,788,280

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(808,423)	$(248,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,117	89,874
Bad debt	82,551	11,205
Inventory allowance	20,000	—
Stock issued for services	460,710	78,841
Warrants issued for financial services	—	134,244
Warrants vested for other services	96,000	96,000
Changes in operating assets and liabilities:
Accounts receivable	(677,193)	(1,084,960)
Inventory	(213,140)	(759,883)
Prepaid expenses and other current assets	(343,686)	(41,485)
Accounts payable and accrued expenses	247,071	216,307
Other current liabilities	73,503	21,356
Net cash used in operating activities	(932,490)	(1,486,634)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(46,292)	(21,706)
Purchase of injection molds	(48,287)	—
Disposal of Brazil Joint Venture	4,678	—
Purchase of brand rights	(52,420)	—
Security deposits	(3,000)	(1,095)
Net cash used in investing activities	(145,321)	(22,801)

Cash Flows from Financing Activities:
Net proceeds from credit facility	661,628	—
Proceeds from sale of stock subscription to investors	—	43,000
Less issuance costs	—	(5,829)
Proceeds from sale of stock	—	1,737,250
Less issuance costs	—	(403,625)
Net cash provided by financing activities	661,628	1,370,796

Decrease in cash	(416,183)	(138,639)
Cash, Beginning of Period	1,284,343	146,405

Cash, End of Period	$868,160	$7,766

Supplemental Information:
Cash paid for interest	$10,050	$—
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
DSKX	Divine Skin, Inc. (parent of the publicly traded consolidated group)
DSL	DS Laboratories, Inc. (a subsidiary of Divine Skin, Inc.)
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
POLARIS	Polaris Labs, Inc. (a subsidiary of Divine Skin, Inc.)
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SIGMA	Sigma Development and Holding Co. (a subsidiary of Divine Skin, Inc.)
SPA	Security Purchase Agreement
Q212-QTR	Three months ended June 30, 2012
Q211-QTR	Three months ended June 30, 2011
Q212-YTD	Six months ended June 30, 2012
Q211-YTD	Six months ended June 30, 2011
VIE	Variable Interest Entity

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007.  Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products. We currently offer hair care, hair loss, skin care, anti-aging, cellulite and personal care products.  These products are within the following product lines:

•	Hair Care
•	Skin Care
•	Personal Care

History of the Company

Divine Skin Inc. (a Florida corporation) was incorporated in January 2007 and capitalized with the assets recovered from a terminated predecessor New York corporation.  DS Laboratories, Inc. (a Florida corporation) was also incorporated in January 2007.  The companies were founded by common shareholders.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

In the first quarter of 2009,

•

the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida corporation) and Sigma Development and Holding Co. (a Florida corporation), both for a nominal amount. DS Laboratories has been idle since its inception in 2007.

•	Sigma was founded as an upscale brand addition to the Company’s product portfolio.
•

Polaris Labs, Inc. (a Florida corporation) was founded to distribute versions of the Company’s products that, for marketing purposes, are sold through physicians and foreign distributors under the Polaris brand.

The primary operating entity is Divine Skin, Inc. and currently conducts its business under the “DS Laboratories” and “Divine Skin” trade names.

In the fourth quarter of 2009, we completed an agreement with DS Laboratories Brazil, LTDA to distribute our products and additional future products specifically tailored for the Brazilian market.  The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

In the first quarter of 2010, we filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained its trading symbol (DSKX) permitting the quotation of its shares of common stock on the Over the Counter Bulletin Board (OTCBB now OTCQB).

In the first quarter of 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer.  Our chairman’s father is part owner and COO of the manufacturer of Nutra Origin brand products.

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement.  In exchange for 100% ownership in the joint venture, our Brazilian distributor has committed to fully fund the product development and licensing of our products in Brazil.  We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution.  We expect the licensure process to complete and commence sales in Q3 2012.  As of June 30, 2012, the Company had invested $26,000 in this venture which will be repaid by our distributor.

In the fourth quarter of 2011, we completed a SPA raising approximately $1.6 million, net of issuance costs.

In the first quarter of 2012, we organized DS Distribution as a wholly owned subsidiary of Polaris Labs, Inc.  DS Distribution was organized to process online orders for certain Polaris products.

In the second quarter of 2012, we engaged in negotiations to license or acquire the Nutra Origin brand. Although the negotiations are not finalized, we anticipate paying $7,000 to $10,000 per month for an exclusive 10 year license to use the Nutra Origin brand. We also acquired the 100% of the Pure Guild brand license (see Note 6).

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

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

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2012 and the related operating results and cash flows for the interim period presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the period presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our exclusive Brazilian distribution agreement,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product, and
•	Estimates made in our deferred income tax calculations.

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company also has been experiencing significant growth which puts serious strains on its cash availability requirements.  If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed.  Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

Cash

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances.  At June 30, 2012 and December 31, 2011, the provision for doubtful accounts was $139,997 and $114,791 respectively.  At June 30, 2012 and December 31, 2011, the Company provided $120,000 and $100,252, respectively for defectives and product returns and $60,000 and $12,400, respectively for advertising credits.

Inventory

Inventory is reported at the lower end of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company expensed $14,431 and $6,026 in depreciation during the six months ended June 30, 2012 and 2011, respectively.  Accumulated depreciation was $74,048 and $59,616 at June 30, 2012 and December 31, 2011, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Long-Lived Assets

The Company has adopted ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 51% owned subsidiary, DS Laboratories Brazil, LTDA (during the reporting period that we were a joint venture partner), and the variable interest held in Velocity Storage Packaging LLC.

During the third quarter of 2011, the Company finalized its disposal of its interests in DS Laboratories Brazil, LTDA.

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

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred.  Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $80,990 and $71,118 for the six months ended June 30, 2012 and 2011, respectively.

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

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Vested warrants for 2,538,130 shares and vested options for 193,333 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

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

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

Testing indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired.  The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other ASUs not effective until after June 30, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at June 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Bulk product and raw materials	$1,767,949	$1,600,032
Work in process	152,542	—
Merchandise inventory	180,944	375,810
Inventory in transit	266,489	198,942
	$2,367,924	$2,174,784

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

NOTE 4. – INVENTORY (Continued)

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

Management evaluated the inventory at June 30, 2012 and December 31, 2011 and any obsolete inventory was excluded from our reported inventory value. Accordingly only a $20,000 and $0 allowance for slow moving inventory was considered necessary at June 30, 2012 and December 31, 2011, respectively.

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Advances to employees and associates	$44,814	$28,273

Prepaid IR services	144,000	—
Supplier advances	40,000	—
Other prepaids	24,438	13,000
Prepaid issuance costs – financing	106,526	—
Prepaid consultant services	100,000	100,000
Less amortization	(100,000)	(83,333)

	$359,778	$57,940

Advances to employees and associates – These advances are made on a short term basis to associates and employees and are repaid through periodic deductions from the payments to associates or payroll deductions from employees.

Prepaid IR services – During the 2nd quarter of 2012, we made advance payments to two investor relations (“IR”) firms to perform services.  One firm is contracted to perform services over the initial term of their agreement in exchange for 400,000 share of common stock valued at $88,000.  A second IR firm agreed to refund a portion (200,000 shares) of its previously granted shares of common.  The 200,000 share refund is valued at $56,000 and is held as an asset until the share certificate is surrendered.

Supplier advances – These advances are made on a short term basis to various suppliers, which include prepaid insurance and parts suppliers to secure certain components.  Prepaid insurance will be expensed over the policy terms and components will be charged to inventory costs upon receipt.

Prepaid consultant services – During the 2nd and 3rd quarters of 2010, we advanced funds to a consultant, who is our CEO’s father, to provide operational guidance in connection with our health care product line, which was launched in 2011.  The agreement has been fully advanced and $16,667 was expensed in Q112-QTR, completing the contract, which is now expired.  $8,333 was expensed in Q111-QTR.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(206,250)	(168,750)
Net distribution rights	543,750	581,250

Pure Guild brand rights	159,086	106,666
Less: Accumulated amortization	(70,400)	(57,600)
Net brand right	88,686	49,066

	$632,436	$630,316

Brazilian distribution rights – During 2009, the Company issued 3,000,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil.  The transaction was valued at $0.25 per share.  The Company, through its exclusive distributor and former joint venture partner, is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 3nd quarter of 2012.  $37,500 and $75,000 was amortized during Q212-YTD and 2011, respectively.  During, the 3 rd quarter of 2011, due to the costs involved, the Company entered into agreement with its former joint venture partner, whereby the former joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retained its distribution rights.

Pure Guild brand rights – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result.  As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products.  In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order.  The value of these rights is being amortized over 5 years the basic term of the agreement.

During Q212-QTR, We acquired the remaining 50% ownership of the Pure Guild brand from our customer/supplier in exchange for purchasing their Pure Guild brand inventory which amounted to $52,420.   The exclusive supplier agreement was cancelled however we intend to promote the brand through our existing distributor network, accordingly we will modify the amortization term of Pure Guild brand rights to 10 years.  We will continue our annual impairment evaluation. $12,800 and $25,600 has been amortized during Q212-YTD and 2011, respectively.

The Company will continue to amortize its distribution rights over the remaining life of the agreements as follows:

	2012	2013	2014	2015	Beyond	Total
Distribution Rights:
Brazil (exclusive)	$37,500	$75,000	$75,000	$75,000	$281,250	$543,750
	$37,500	$75,000	$75,000	$75,000	$281,250	$543,750

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Trade payables	$882,530	$779,945

Accrued expenses:
Advertising and marketing	84,264	115,136
Production materials	15,356	—
Human resources	50,000	12,500
Labor accrual	111,923	28,709
Consulting services accrual	25,000	34,415
License	30,000	—
Obligation to issue common shares	44,000	—
Other	19,000	15,608
Sales commission	6,311	35,000
	$1,268,384	$1,021,313

Trade payables – Consist of liabilities arising in the normal course of business, evidenced by invoices and are generally incurred in connection with the acquisition of materials, inventory or outside services.

Accrued expenses and claims – As discussed more fully in Note 9, the Company has responded to several claims from suppliers, primarily advertisers and media suppliers, alleging unpaid balances on services or materials provided. The Company has responded in many cases that the services or materials did not fully comply with required specifications or supplier commitments. In all cases, the Company has shifted its purchasing to more compatible suppliers. The Company has accrued the estimated settlement value of the claim based on an evaluation of the individual circumstances of each matter.

Obligation to issue common shares – During the 2nd quarter of 2012, the Company entered into an agreement with an investor relations firm that called for the issuance of 400,000 shares of the Company’s common shares in two installments in exchange for certain services.  As of June 30, 2012, the Company has only issued the first installment of 200,000 shares.

NOTE 8. – CREDIT FACILITY

On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000.  The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions.  As of June 30, 2012, the Company had $74,409 available to borrow based on its advance formulas for qualified accounts receivable and finished goods inventory.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. – COMMITMENTS AND CONTINGENCIES

During Q212-YTD and 2011, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company leases its corporate headquarters office space located in Miami Beach, Florida.  The Company has negotiated the cancellation of its original lease entered into in December 2007, and continues to operate out of its Miami Beach facility, on a month to month basis at $5,700 per month or $68,400 on an annual basis.

•

In March 2010, the Company entered into a lease for 7,500 square feet in production facilities in Deerfield Beach, Florida and began operations in April 2010.  The lease provided for monthly rent of $3,437 in the first year with and increasing scale for years 2 – 5.  The lease expires in 5 years and provides for a 5 year renewal option.  The Company relocated to larger facilities in October 2011 and is currently in negotiation to terminate the lease.

•

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for monthly rent of $1,600 in the first year with a small increase in the second year.  The lease expires in 2 years and provides for a 2 year renewal option.

•	In October 2011, the Company entered into a lease for 13,137 square feet of warehouse and production space in Pompano Beach, FL. The lease provides for monthly rent of $6,350 and expires in 12 months.

The Company is committed to lease payments over the next five years are as follows:

	2012	2013	2014	2015	Beyond	Total
Facility Leases:
Miami Beach, FL (HQ)	$—	$—	$—	$—	$—	$—
Deerfield Beach, FL (Production)	22,308	45,657	47,483	20,107	—	135,555
Pompano, FL (Production)	20,193					20,193
Ashville, NC (Sales)	9,900					9,900
	$52,401	$45,657	$47,483	$20,107	$—	$165,648

Pending and threatened litigation –

•

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided.  In 2011, we received 2 supplier claims for certain packaging materials that we are disputing and filing counter claims.  We established an accrual for these claims and the structured payouts representing our estimate of the amount due of $134,264 and $143,052 at June 30, 2012 and December 31, 2011, respectively.

Purchase commitments –

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials.  Purchase orders outstanding at June 30, 2012 totaled $722,951.

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

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds

2010	4,506,000	$0.19	$844,500	$(249,600)	$594,900
2011
Q1 2011	3,257,207	$0.25	821,000	(223,651)	597,349
Q2 2011	3,530,830	$0.26	916,250	(179,974)	736,276
Q3 2011	1,251,244	$0.27	332,250	(56,144)	276,106
Q4 2011	—	$—	—	—	—
	8,039,281	$0.26	$2,069,500	$(459,769)	$1,609,731
	12,545,281	$0.23	$2,914,000	$(709,369)	$2,204,631

There were no additional private sales in Q212-YTD.

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

Wilmington Capital Securities, LLC (the “Placement Agent”) received a selling commission in cash of 7% of the gross proceeds ($121,100), with an additional $10,000 expense allowance. In addition, the Company issued the Placement Agent a warrant to purchase up to 449,805 shares of Common Stock.

The Company incurred other issuance costs and expenses associated with the SPA, paid in the form of cash or warrants, for an additional $33,674.

In accordance with the terms of the SPA, the Company registered 8,183,021 common shares effective January 26, 2012.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

The following table summarizes transactions under the SPA as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds

2011
Q4 2011	6,178,572	$0.28	$1,730,000	$(164,774)	$1,565,226

There were no additional sales under the SPA in Q212-YTD.

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

During the second quarter of 2012 the Company issued 1,087,640 shares for services provided by six associates valued at $0.20 - $0.28 per share, which resulted in an expense of $241,528 in aggregate.  The Company also issued 385,136 shares as an award for achieving business goals at $.26, which resulted in an allowance offsetting revenues of $100,000. In addition, a consultant exercised vested options for 407,000 common shares for $4,070.

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

Warrants

During 2011, the Company continued to sell shares of its common stock under the PPM originated in 2010, as governed by Regulation S.  These sales of common shares also provided a grant warrants to the selling agent under the same terms disclosed above.  Accordingly, the Company issued warrants based on the private sale of common shares as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011

Q1 2011	3,257,207	$305,100	$.44	$134,244

Q2 2011	3,530,830	—	.36	—

Q3 2011	1,251,244	—	.38	—

Q4 2011	—	—	.35	—

8,039,281	$305,100	$.30	$134,244

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

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

The following tables present the status of all warrants outstanding at June 30, 2012 and December 31, 2011, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	1,431,110	$0.01	3.25	$—
Issued	2,343,230	0.01	4.0	—
Exercised	(1,236,210)	0.01
Forfeited	—	—
Outstanding at December 31, 2011	2,538,130	$0.01	4.0	$—
Exercisable at December 31, 2011	2,538,130	$0.01	4.0	$—

6 Months Ended June 30, 2012
Outstanding at January 1, 2012	2,538,130	$0.01	4.0	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2012	2,538,130	$0.01	3.75	$—
Exercisable at June 30, 2012	2,538,130	$0.01	3.75	$—

No warrants were issued in Q212-YTD however the value of the warrants issued in 2011 were determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2012	2011
Expected term	n/a	5.0 yrs
Risk free interest rate		.9%
Stock price volatility		25.0%
Dividend yield		0

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter.  During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting. As a result of the structured vesting, the Company recognized $96,000 of expense in both Q212-YTD and Q112-YTD.  At June 30, 2012 there is $32,000 left to expense in future periods.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

The following tables present the status of all options outstanding at June 30, 2012 and December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	2,000,000	$0.01	3.0	$720,000
Issued	—	—
Exercised	(1,666,667)	$0.01
Forfeited	—	—
Outstanding at December 31, 2011	733,333	$0.01	3.0	$264,000
Exercisable at December 31, 2011	200,000	$0.01	3.0	$72,000

6 Months Ended June 30, 2012
Outstanding at January 1, 2012	733,333	$0.01	3.0	$264,000
Issued	—	—
Exercised	(407,000)	$0.01
Forfeited	—	—
Outstanding at June 30, 2012	326,333	$0.01	2.6	$168,667
Exercisable at June 30, 2012	193,000	$0.01	2.6	$92,000

No options were issued in Q212-YTD and 2011.

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.  The preferred stock automatically converts into common stock on a one-for-one basis in September 2012.  The shares are held by the three founders of the Company.

NOTE 11. – INCOME TAXES

The provision for income taxes for Q212-YTD and Q211-YTD is summarized as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	8,656	(86,044)
State	(10,665)	(7,990)
(Decrease) Increase in valuation allowance	(2,010)	94,034

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for Q212-YTD and Q211-YTD was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11. – INCOME TAXES (Continued)

The provision for income taxes for Q212-YTD and Q211-YTD differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2012		2011

Expected provision (benefit) at statutory rate	35.0%		(35.0%	)
State taxes	3.6%		(3.6%	)
Non-deductible expenses	(38.8%	)	—
(Decrease) Increase in valuation allowance	(0.2%	)	38.6%

Total provision (benefit) for income taxes	0.0%		0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at June 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$714,318	$533,599
Stock-based compensation	(182,729)	—
Total deferred tax assets	531,589	533,599
Valuation allowance	(531,589)	(533,599)
Net deferred tax assets	$—	$—

As of June 30, 2012 and December 31, 2011 the Company had a valuation allowance on its deferred tax assets of $531,589 and $533,599, which relates primarily to net operating losses. The valuation allowance decreased $2,010 in the Q212-YTD.

As of June 30, 2012 and December 31, 2011, the Company had net operating loss carry-forwards of $1,683,720 and $1,446,928, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2029 and ending on 2031.

As of June 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and accordingly no related accrued interest or penalties.

NOTE 12. – 2009 EQUITY INCENTIVE PLAN

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

NOTE 12. – 2009 EQUITY INCENTIVE PLAN (Continued)

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

NOTE 13. - SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 35% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for 11% of our total sales.  The Company sells its products to several categories of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total sales.  During Q212-YTD our top six customers generated 40% of our sales.

Sales to these customers during Q212-YTD and their accounts receivable at June 30, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$714,506	13%	$307,159	11%

Sales to these customers during Q211-YTD and their accounts receivable at June 30, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,210,094	26%	$656,787	38%
B	$ 658,249	14%	$180,298	10%

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 14. - SIGNIFICANT VENDORS

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

Purchases from significant vendors during Q212-YTD and their accounts payable at June 30, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$515,683	23%	$35,650	4%
C	$266,088	12%	$77,228	9%

Purchases from significant venders during Q211-YTD and their accounts payable at June 30, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$596,691	26%	$25,998	4%
B	$306,049	14%	$70,000	11%
C	$302,404	13%	$82,269	13%

NOTE 15. - CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

NOTE 16. – SUBSEQUENT EVENTS

Acquisition of our Mexican Distributor

We are currently completing negotiations to acquire our exclusive Mexican distributor. Our intent is to acquire 100%, or the maximum permitted by Mexican law, for primarily stock. During 2011 the distributor represented nearly 10% of our total revenue and has been a distributor of our products for over three years. Based in Mexico City, our distributor has been in operation since 2008 and has approximately 40 employees. The acquisition is subject to conditions to closing, including, but not limited to the Company’s satisfactory due diligence of the Mexican entity.

Acquisition of Nutra Origin Brand License

We are also currently completing negotiations to secure an exclusive license to use the Nutra Origin brand. We have been distributing the Nutra Origin brand products for nearly a year and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our personal care product line into the nutraceutical market. Our CEO’s father is a part owner and COO of the company that owns the Nutra Origin brand. Although the negotiations are not finalized, we anticipate paying $7,000 to $10,000 per month for an exclusive 10 year license to use the Nutra Origin brand.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Introductory Statements

This filing contains forward-looking statements, including statements regarding, among other things, our projected sales and profitability, our Company’s growth strategies, our Company’s future financing plans and our Company’s anticipated needs for working capital. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Overview

Divine Skin, Inc. is a Florida corporation organized on January 26, 2007. Divine Skin, Inc. and its subsidiaries (collectively, the “Company” or “Divine Skin”) develop, market and sell products for hair care, skin care and personal care needs. Through its predecessors, the Company has been developing and marketing hair care and personal care products for over ten years. The Company currently conducts business under the “Divine Skin” trade name and also under the “DS Laboratories” trade name.  We own 100% of the outstanding common shares of DS Laboratories, Inc. (a Florida company), which was formed in January 2007 to secure the DS Laboratories trade name and has been essentially idle since its inception.

In January 2009, the Company acquired 100% of the outstanding shares of Sigma Development and Holding Co., Inc. for a nominal amount. Sigma was founded by our Vice President’s father. Sigma was founded as an upscale brand addition to the Company’s product portfolio. Sigma operated as a related but separate entity until the acquisition. Subsequent to the acquisition, Sigma operates as our wholly owned subsidiary. We currently distribute hair growth products, facial moisturizers and anti-aging facial cleansers through Sigma. In March 2009, Polaris Labs, Inc. was founded as our wholly owned subsidiary. Polaris was founded for marketing purposes to distribute Polaris branded versions of the Company’s products through physicians and foreign distributors. We currently distribute hair care products through Polaris.

The Company currently maintains a network of specialty retailers and distributors across North America throughout Europe, Asia and South America. Divine Skin researches and formulates its own products and our current product offerings include hair care, skin care and personal care products.  Our products are marketed to and sold through specialty retailers, spas, salons and other distributors. We utilize various third party manufacturers to produce our product on an order-by-order basis.

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

Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Accounts Receivable – Management makes critical judgments regarding the customer’s credit worthiness when assigning credit limits and the payment terms granted.  We base these judgments on available third party credit information, the customer’s internal information, other suppliers experience with the customer and our own collection experience with the customer.  While our collection efforts are effective in keeping our allowance for doubtful accounts at approximately 5% of accounts receivable or less, changes in economic conditions, changes in formulation of our product or other factors affecting us or our customers may affect our estimates and ultimate collections.

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

Intangible Asset – The Company holds an exclusive Brazilian Distribution.  Management makes critical judgments in determining the long lived value of its intangible asset, which include estimates of the ultimate future returns these assets will provide based on projections and resulting net present value of future cash flows.  Management has concluded that no impairment is necessary.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated audited financial statements for the periods ended June 30, 2012 and June 30, 2011. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this filing.

Three Months Ended June 30, 2012 (“Q212-QTR”) to the Three Months Ended June 30, 2011 (“Q211-QTR”)

Revenues, net -- Total net revenues increased $1,167,088 or 50.0%, from $2,331,174 (Q211-QTR) to $3,498,262 (Q212-QTR). Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 28% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for another 14% of our total sales.

Revenues have increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. The Company conducts a significant portion of business with various distributors under exclusive distribution agreements. Revenues from two new distributors, who individually accounted for over 10% of our sales, in aggregate accounted for approximately 23% of the Company’s total revenues during Q212-QTR.

Cost of Goods Sold -- Total cost of goods sold increased $1,064,396 or 108.2%, from $983,719 (Q211-QTR) to $2,048,115 (Q212-QTR).  The decrease was the result of two primarily forces.  First, $622,694 or 58.5% of the increase is directly related to the increase in sales. Second, during Q212-QTR, $441,702 or 41.5% of the increase in cost of goods sold was attributable to changes in product mix, reduced efficiencies and increased production costs as a result of producing and delivering a substantial portion of our quarterly sales during the last few weeks of the quarter.

Selling and Marketing Costs -- Selling and marketing costs increased $100,468 or 14.2%, from $709,752 (Q211-QTR) to $810,220 (Q212-QTR). The increase is due to the following:

–	Increases in:

	•	$143,351 for marketing and promotion costs incurred to broaden awareness and understanding of our products and to promote sales,

	•	$46,987 for travel and entertainment costs incurred to expand and promote sales and increased reimbursable travel and entertainment costs for sales consultants, and

	•	$10,363 net, for other selling and marketing costs.

–	Partially offset by decreases in:

	•	$38,797 for consulting and commission costs due to classifying reimbursable travel and entertainment costs for sales consultants as travel and entertainment (see above) , and

	•	$61,436 for freight and shipping costs due to efforts to reduce costs such as consolidation of shipments, negotiated discounts and procuring more cost effective carriers.

General and Administrative Costs -- General and administrative costs increased $312,604 or 44.6%, from $701,526 (Q211-QTR) to $1,014,130 (Q212-QTR). The increase is due to the following:

–	Increases in:

•

$218,202 for professional fees primarily for investor relations consultants utilized for corporate public relations and to a lesser extent attorneys related to regulatory matters, filings and reporting,

	•	$39,669 for insurance as a result of increased costs of coverage due to our increased operations and sales along with expanded coverage such as D&O insurance which wasn’t in place in the prior period,

	•	$38,786 for bad debts is primarily due to increase sales but secondarily as a result of expanding our customer base to a broader range of customers,

	•	$34,065 for personnel costs due to modest staffing increases and bonuses as a result of our expanding sales and operations groups,

	•	$13,569 for credit card fees as a result of expanded use to support increased sales, and

	•	$10,397 net, for various other general and administrative costs.

–	Partially offset by decreases in:

	•	$42,084 for rent as a result of recording certain expenses and charges in the prior period which do not repeat in the current period.

Other Income -- Other income decreased $433 or 6.6% from $6,551 income (Q211-QTR) to $6,118 income (Q212-QTR). The decrease was considered negligible.

Net Income (Loss) -- As a result of operational matters discussed above, Net Loss increased $310,813 or 542.7% from a $57,272 Net Loss (Q211-QTR) to $368,085 Net Loss (Q212-QTR).  In addition to the reasons discussed above, the increase in net loss in the broader sense was driven by increases in sales promotions and travel along with increases in corporate public relations and legal expenses.  This results from our strategy to increase revenues by expanding our distributor base and corresponding market share.

Six Months Ended June 30, 2012 (“Q212-YTD”) to the Six Months Ended June 30, 2011 (“Q211-YTD”)

Revenues, net -- Total net revenues increased $900,652 or 19.7%, from $4,581,592 (Q211-YTD) to $5,482,244 (Q212-YTD). Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 35% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for another 11% of our total sales.

Revenues have increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. The Company conducts a significant portion of business with various distributors under exclusive distribution agreements. Revenues from one existing distributor accounted for approximately 13% of the Company’s total revenues during Q212-YTD.

Cost of Goods Sold -- Total cost of goods sold increased $843,483 or 39.4%, from $2,138,295 (Q211-YTD) to $2,981,778 (Q212-YTD).  The increase was primarily related to the increase in sales. In addition, during Q212-YTD, approximately $281,109 of the increase in cost of goods sold was attributable to changes in product mix, lost efficiencies resulting from a high portion of quarterly sales occurring at or near the end of each quarter and increased production costs.

Selling and Marketing Costs -- Selling and marketing costs increased $325,929 or 26.1%, from $1,247,441 (Q211-YTD) to $1,573,370 (Q212-YTD). The increase is due to the following:

–	Increases in:

•

$232,615 for professional fees primarily for investor relations consultants utilized for corporate public relations and to a lesser extent attorneys related to regulatory matters, filings and reporting,

	•	$77,544 for travel and entertainment costs incurred to expand and promote sales, and

	•	$17,692 for warehousing costs as a result of increased capacity and staffing of our “in house” facilities.

–	Partially offset by decreases in:

	•	$1,922 net, for other selling and marketing costs.

General and Administrative Costs -- General and administrative costs increased $277,913 or 19.1%, from $1,451,573 (Q211-YTD) to $1,729,486 (Q212-YTD). The increase is due to the following:

–	Increases in:

	•	$169,565 for professional fees for financial consultants, and to a lesser extent attorneys and accountants related to costs of fund raising, regulatory filings and reporting,

	•	$72,580 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

	•	$35,854 for insurance as a result of increased costs of coverage due to our increased operations and sales along with expanded coverage such as D&O insurance which wasn’t in place in the prior period,

	•	$32,039 for credit card fees as a result of increased sales and increased use of credit cards as a mode of payment,

	•	$14,145 for bank and wire charges supporting increased sales and operations, and

	•	$3,710 net, for various other general and administrative costs.

–	Partially offset by decreases in:

	•	$49,980 for rent as a result of recording certain expenses and charges in the prior period which do not repeat in the current period.

Other Income -- Other income decreased $13,617 or 179.5% from $7,584 income (Q211-YTD) to $6,033 expense (Q212-YTD). The decrease was primarily a result of additional interest expense resulting from the new credit facility.

Net Income (Loss) -- As a result of operational matters discussed above, Net Loss increased $560,290 or 225.8% from a $248,133 Net Loss (Q211-YTD) to $808,423 Net Loss (Q212-YTD).  In addition to the reasons discussed above, the increase in net loss in the broader sense was driven by increases in sales promotions and travel along with increases in corporate public relations and legal expenses.  This results from our strategy to increase revenues by expanding our distributor base and corresponding market share.

Liquidity and Capital Resources

We had working capital of $3,998,009 at June 30, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our operational losses along with increased working capital required to grow our business, were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase common shares under private placements which began in early 2009.

During the year ended December 31, 2011, the Company accepted an aggregate of $2,069,500 from 16 investors to subscribe for 8,039,281 shares of our common stock under a private placement pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated there under. The private placement provides for issuance costs of 30% which amounted to $459,769. As a result, the Company netted $1,609,731 in proceeds from the subscription. Also during the year ended December 31, 2011, the Company closed on a Securities Purchase Agreement for an aggregate of $1,730,000 from 4 investors to subscribe for 6,178,572 shares of our common stock. The securities purchase agreement provided for issuance costs which amounted to $140,100 in cash and $24,674 in warrants. As a result, the Company netted $1,565,226 in proceeds.

On April 6, 2012 the Company entered into a Demand Loan and Security Agreement (the “Loan Agreement”) with Mid Cap Business Credit, LLC. The Loan Agreement provides for asset based lending of up to $1,500,000 and is secured by all of the assets of the Company.  Advances under a Revolving Demand Note (the “Demand Note”) are based on approximately 80% of qualified accounts receivable and 40% of finished goods inventory. The Loan Agreement provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The Demand Note is personally guaranteed by the Company’s Chief Executive Officer and, under certain conditions, may be called upon demand. The Loan Agreement also provides for a referral fee of 4% per annum for 3 years.  The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2012 net advances amounted to $661,628.

Based on our current plans for the next 12 months, we anticipate that additional revenues earned from our expanded product lines and broadened distribution channels will be the primary organic source of funds for future operating activities in 2012. To fund continued expansion of our product lines and extend our reach to broader markets, including foreign markets, we may rely on bank borrowing, if available, our Loan Agreement and the private placement of securities.

Cash Flows for the Six Months Ended June 30, 2012

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2012 of $932,490.  Net cash used reflects an adjusted net loss of $19,045, as adjusted for various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization.  Net cash used for operating activities also reflects $913,445 of cash used for net changes in working capital items to support expanding sales as follows:

•	$677,193 used by an increase in accounts receivable as a result of increased sales,
•	$213,140 used by an increase in inventory to support increased sales,
•	$247,071 provided by an increase in accounts payable and accrued expenses as a result of increased credit availability from suppliers, and
•	$270,183 used by a net increase in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $145,321 in net cash during the six months ended June 30, 2012. Net cash used is composed of the following:

•	$46,292 used to purchase equipment, primarily for production,
•	$48,287 used to purchase injection molds,
•	$52,420 used to purchase additional brand rights, and
•	$1,678 net provided from disposal of other long term assets.

Cash Flows from Financing Activities

Our financing activities provided $661,628 in net cash as a result of borrowings net of repayments under the asset based credit facility during the six months ended June 30, 2012.  During Q212-YTD, we received advances of $2,660,748 and deposited collections totaling $1,883,466 plus $115,654 of deposits in transit.

Financial Position

Total Assets -- Our total assets increased $765,237 or 12.5% from $6,103,991 as of December 31, 2011 to $6,869,228 as of June 30, 2012 primarily as a result of a net increase in current assets of $673,437 the components of which are discussed further below.  The increase in total assets was also the result of an increase of $57,820 in other assets primarily due to recording recovery of the Brazilian JV investment and new injection mold cost; an increase of $31,861 in furniture and equipment due to new production equipment net of depreciation; and an increase of $2,121 in intangible assets due to purchase of additional Pure Guild brand rights net of amortization.

Current Assets -- The net increase in current assets of $673,437 was primarily associated with a $193,140 increase in inventory levels net of a $20,000 change in obsolescence reserve, $594,642 increase in accounts receivable net of $82,552 change in allowances, an increase in prepaid expenses of $301,838, and a decrease in cash of $416,183.  These net changes are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory -- Inventory levels increased 8.9%, primarily in increased materials to support expanded production to keep pace with planned sales for 2012.

Increased inventory on hand at June 30, 2012, represents approximately 65.3% of COGS or a 7.8 month supply based on the sell through rate achieved for the six months ended June 30, 2012, as annualized. Management believes that the sales achieved in 2011 will continue throughout fiscal year 2012. Management also understands that these inventory decisions result in an inventory turnover rate of 1.5 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3.0 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure.  The initially low turnover is a result of stocking chemicals in anticipation of planned sales increases in 2012.

Accounts Receivable – Accounts receivable increased 31.5% primarily as a result of a substantial portion of quarterly sales occurring in the few weeks preceding the quarterly close and to a lesser extent the relaxing of terms by extending due dates. Management believes that its current receivables are collectable and that allowances provided are adequate.

Prepaid Expenses – Prepaid expenses increased 521% primarily as a result of prepaid issuance costs incurred to establish the recent asset based credit facility, net of amortization along with increases to employee advances, advances to suppliers and prepaid investor relations consulting services.

Cash -- The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Testing indefinite-Lived Intangible Assets for Impairment - In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired.  The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets.  The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The limited resources and limited number of employees resulted in the Company issuing 2,502,877 shares of common stock to a consultant upon receipt of notice of exercise of outstanding warrants without receiving the exercise price of the warrants during the three month period ending December 31, 2011 and 407,000 shares of common stock to the same consultant upon receipt of notice of exercise of outstanding warrants without receiving the exercise price of the warrants during the three month period ending June 30, 2012.  The Company currently reflects the aggregate amount due of $29,099 as of June 30, 2012.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. During the period coved by this report, we have added additional staff in accounting in the area of disbursements and budgeting.

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

None

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012 the Company issued an aggregate of 220,672 shares of common stock to two employees in consideration of bonuses earned by the employees. The shares were issued pursuant to Section 4(2) under the Act. The employees had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During May 2012 the Company issued 20,000 shares of common stock to a foreign person in consideration of research services provided by such person. The shares were issued pursuant to Section 4(2) under the Act. The third party had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During May 2012 the Company issued an aggregate of 385,136 shares to two third parties as bonuses for achieving business goals. The shares were issued pursuant to Section 4(2) under the Act. The third parties had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

During May 2012 the Company issued 407,000 shares of common stock to a consultant pursuant to the exercise of options held by the consultant. Such options were exercisable at $0.01 per share.  In addition the consultant was issued an additional 396,968 shares of common stock in consideration of consulting services. The shares were issued pursuant to Section 4(2) under the Act. The consultant had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

Effective June 1, 2012 the Company issued 200,000 shares of common stock to a consulting company under the terms of a consulting agreement in consideration of investor relations services and agreed to issue an additional 200,000 shares within 90 days of the date of the agreement. The shares were issued pursuant to Section 4(2) under the Act. The consultant had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

Effective June 15, 2012 the Company issued 250,000 shares of common stock to a consulting company in consideration of investor relations services. The shares were issued pursuant to Section 4(2) under the Act. The consultant had access to information concerning the Company and the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation of Divine Skin, Inc., dated September 15, 2009 (2)
3.3	Bylaws of Divine Skin, Inc. (1)
4.1	Form of Warrant dated October 4, 2011 (6)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Meridian Center Lease Agreement, as amended (1)
10.3	Consulting Agreement with Abner Silva dated January 2009 (1)
10.4	Form of Exclusive Distribution Agreement (1)
10.5	Amendment to Gamma Investors Exclusive Distribution Agreement (3)
10.6	Form of Regulation S Subscription Agreement (3)
10.7	Form of Section 4(2) Subscription Agreement (3)
10.8	Securities Purchase Agreement dated October 4, 2011 (6)
10.9	Registration Rights Agreement dated October 2, 2011 (6)
10.10	Demand Loan and Security Agreement dated March 30, 2012 (7)
16.1	Letter from former Auditor(5)
21.1	List of subsidiaries of the Company (1)
31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics(4)
101	XBRL Interactive Data File**

———————

** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

(1)	Incorporated by reference to the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission filed May 22, 2009.
(2)	Incorporated by reference to the Company’s Form 10Q for the period ended September 30, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1 with the Securities and Exchange Commission, as amended, filed December 12, 2009 (file number 333-163449).
(4)	Incorporated by reference to the Company’s Form 10-K Annual Report for the year ended December 31, 2009.
(5)	Incorporated by reference to the Company’s Form 8-K dated February 22, 2011.
(6)	Incorporated by reference to Form 8-K filed October 11, 2011.
(7)	Demand Loan and Security Agreement dated March 30, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer