Form 10-Q
period 2012-09-30
Divine Skin Inc.
filed 2012-11-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

(888) 404-7770
(Issuer’s Telephone Number, Including Area Code) ___________________________________________ (Former Name, if Changed Since Last Report)

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

There were 120,779,442 shares of common stock outstanding as of November 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$945,065	$1,284,343
Accounts receivable, net	2,575,231	1,888,453
Inventory	2,920,721	2,174,784
Prepaid expenses and other current assets	1,766,397	57,940

Total Current Assets	8,207,414	5,405,520

Furniture and Equipment, net	111,727	53,017

Intangible Assets, net	653,741	630,316
Other Assets	67,431	15,138

TOTAL ASSETS	$9,040,313	$6,103,991

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,432,191	$1,021,313
Credit facility	602,298	—
Other current liabilities	126,708	77,432

TOTAL LIABILITIES	2,161,197	1,098,745

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 5,500,000 and 10,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5,500	10,000
Common stock, $0.001 par value, 300 million shares authorized: 120,779,442 and 105,029,613 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	120,779	105,030
Additional paid-in-capital	9,692,871	6,512,141
Stock subscription receivable	(600,000)	(100,000)
Accumulated deficit	(2,340,034)	(1,506,893)

Total Shareholders' Equity	6,879,116	5,020,278
Non-Controlling Interest	—	(15,032)

Total Equity	6,879,116	5,005,246

TOTAL LIABILITIES AND EQUITY	$9,040,313	$6,103,991

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (DBA DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product sales	$3,348,016	$2,534,862	$9,261,091	$7,214,842
Less allowances	(157,626)	(472,684)	(588,457)	(571,072)
Net revenue	3,190,390	2,062,178	8,672,634	6,643,770

Cost of Goods Sold	1,399,007	1,042,808	4,380,170	3,181,103

Gross Profit	1,791,383	1,019,370	4,292,464	3,462,667

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	341,513	370,650	1,041,048	1,069,032
Other selling and marketing expenses	620,700	354,822	1,495,149	903,880
	962,213	725,472	2,536,197	1,972,913
General and administrative
Salary and personnel costs	410,854	321,630	1,009,681	847,877
Professional fees and consulting costs	201,624	193,093	909,966	731,869
Other general and administrative expenses	268,026	202,741	690,343	589,290
	880,504	717,463	2,609,990	2,169,036
Total operating costs and expenses	1,842,717	1,442,935	5,146,187	4,141,948

Operating Loss	(51,334)	(423,565)	(853,723)	(679,282)

Other Income (Expense)
Interest income	698	—	1,474	(149)
Interest expense	(17,179)	—	(27,363)	—
Other	27,451	3,204	30,826	10,938
Total other income (expense)	10,970	3,204	4,937	10,789

Loss Before Taxes	(40,364)	(420,361)	(848,786)	(668,493)

Income Tax Benefit	—	—	—	—

Net Loss	(40,364)	(420,361)	(848,786)	(668,493)

Net Loss Attributable to Non-Controlling Interest	—	2,292	—	2,292

Net Loss Attributable to Shareholders of Divine Skin, Inc.	$(40,364)	$(418,069)	$(848,786)	$(666,201)

Basic and Diluted Earnings per Share:
Weighted average shares	112,027,919	102,332,267	107,784,752	99,508,214
Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE PERIOD FROM JANUARY 1, 2011 TO SEPTEMBER 30, 2012

	Preferred Stock		Common Stock		Additional Paid In	Subscription Stock	Accumulated	Total Shareholders'	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

December 31, 2010	10,000,000	$10,000	94,961,001	$94,961	$2,824,459	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387

Shares Issued:
Sold to private investors			8,039,281	8,039	2,061,461			2,069,500		2,069,500
Less: Issuance costs					(459,769)			(459,769)		(459,769)
For services
Investor relations			85,000	85	34,515	(30,000)		4,600		4,600
Employee/associate compensation			180,046	180	69,916			70,096		70,096
Consulting			100,641	101	42,050			42,151		42,151
Sold to Securities Purchase
Agreement Investors			6,178,572	6,179	1,723,821			1,730,000		1,730,000
Less: Issuance costs					(164,774)			(164,774)		(164,774)
Shares Cancelled / Surrendered:
Surrendered by founders			(7,017,805)	(7,018)	7,018			—		—
Warrants and Options:
Vested for trading symbol					192,000			192,000		192,000
Issued for financial consulting services					134,244			134,244		134,244
Exercised			2,502,877	2,503	22,526			25,029		25,029
Issued for Placement Agent fees on Securities Purchase Agreement					24,674			24,674		24,674
2011 Net Loss							(978,600)	(978,600)	(2,292)	(980,892)
December 31, 2011	10,000,000	10,000	105,029,613	105,030	6,512,141	(100,000)	(1,506,893)	5,020,278	(15,032)	5,005,246

Shares Issued:
Sold to private investors			2,920,000	2,920	729,080			732,000		732,000
Less: Issuance costs					(146,400)			(146,400)		(146,400)
For services
Investor relations			1,046,968	1,047	236,347	—		237,394		237,394
Employee/associate compensation			582,490	582	158,333			158,915		158,915
Distributor award			473,371	473	129,527			130,000		130,000
Consulting			20,000	20	3,980			4,000		4,000
Deposit for purchase of distributor			6,000,000	6,000	1,994,000	(500,000)		1,500,000		1,500,000
Shares Cancelled / Surrendered:
Issued in error and returned			(200,000)	(200)	(55,800)			(56,000)		(56,000)
Warrants and Options:
Vested for trading symbol					128,000			128,000		128,000
Exercised			407,000	407	3,663			4,070		4,070
Preferred shares converted	(4,500,000)	$(4,500)	4,500,000	4,500				—		—
Disposal of Brazil distribution joint venture							15,645	15,645	15,032	30,677
2012 Net Loss							(848,786)	(848,786)	—	(848,786)
September 30, 2012 (Unaudited)	5,500,000	$5,500	120,779,442	$120,779	$9,692,871	$(600,000)	$(2,340,034)	$6,879,116	$—	$6,879,116

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(848,786)	$(668,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,663	89,874
Bad debt allowance	82,552	11,205
Stock issued for services	530,309	78,841
Warrants issued for financial services	4,070	134,244
Warrants vested for other services	128,000	96,000
Stock returned and cancelled	(56,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(769,330)	(1,084,960)
Inventory	(745,937)	(759,883)
Prepaid expenses and other current assets	(248,855)	(41,485)
Accounts payable and accrued expenses	410,878	216,307
Other current liabilities	49,276	21,356
Net cash used in operating activities	(1,286,161)	(1,906,995)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(87,906)	(21,706)
Purchase of injection molds	(48,287)	—
Disposal of Brazil Joint Venture	4,678	—
Purchase of brand rights	(102,420)	—
Security deposits	(7,081)	(1,095)
Net cash used in investing activities	(241,016)	(22,801)

Cash Flows from Financing Activities:
Net proceeds of credit facility	602,298	—
Proceeds from sale of stock subscription to investors	—	43,000
Less Issuance costs	—	(5,829)
Proceeds from sale of stock	732,000	1,737,250
Less Issuance costs	(146,400)	(403,625)
Net cash provided by financing activities	1,187,898	1,370,796

Decrease in cash	(339,279)	(559,000)
Cash, Beginning of Period	1,284,343	146,405
Cash, End of Period	$945,065	$(412,595)

Supplemental Information:
Cash paid for interest	$25,995	$—
Cash paid for taxes	$—	$—
Supplemental Noncash Investing and Financing Activities:
Stock issued for purchase of Mexican distributor	$1,500,000	$—

See accompanying notes to condensed consolidated financial statements

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
DSKX	Divine Skin, Inc. (parent of the publicly traded consolidated group)
DSL	DS Laboratories, Inc. (a subsidiary of Divine Skin, Inc.)
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
POLARIS	Polaris Labs, Inc. (a subsidiary of Divine Skin, Inc.)
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SIGMA	Sigma Development and Holding Co. (a subsidiary of Divine Skin, Inc.)
SPA	Securities Purchase Agreement
Q312-QTR	Three months ended September 30, 2012
Q311-QTR	Three months ended September 30, 2011
Q312-YTD	Nine months ended September 30, 2012
Q311-YTD	Nine months ended September 30, 2011
VIE	Variable Interest Entity

Organization and Nature of Business

Divine Skin, Inc. (the “Company”, “Divine Skin”, “DS Laboratories”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007.  Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. Divine Skin researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products. We currently offer products are within the following broad product categories:

•	Hair Care
•	Skin Care
•	Health and Personal Care

History of the Company

Divine Skin Inc. (a Florida corporation) was incorporated in January 2007 and capitalized with the assets recovered from a terminated predecessor New York corporation.  DS Laboratories, Inc. (a Florida corporation) was also incorporated in January 2007.  The companies were founded by common shareholders.

In the first quarter of 2009:

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

In the fourth quarter of 2009, we completed an agreement with DS Laboratories Brazil, LTDA to distribute our products and additional future products specifically tailored for the Brazilian market.  The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement. In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement.  In exchange for 100% ownership in the joint venture, our Brazilian distributor has committed to fully fund the product development and licensing of our products in Brazil.  We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution.  We have completed the licensure process and have taken our first order in Q4 2012.  As of September 30, 2012, the Company had invested $26,000 in this venture which will be repaid by our distributor.

In the first quarter of 2010, we filed an S-1 Selling Shareholder Registration Statement with the SEC which was declared effective by the SEC and obtained our trading symbol (DSKX) permitting the quotation of our shares of common stock on the Over the Counter Bulletin Board (OTCBB now OTCQB). In the first quarter of 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer. Our chairman’s father is part owner and COO of the manufacturer of Nutra Origin brand products.

In the fourth quarter of 2011, we completed a securities purchase agreement raising approximately $1.6 million, net of issuance costs.

In the second quarter of 2012, we engaged in negotiations to license or acquire the Nutra Origin brand.  In the fourth quarter of 2012 we completed negotiations for a 10 year license to use the Nutra Origin brand.  The license agreement calls for monthly payments of $7,500 to $15,000 for its use. The agreement contains certain performance clauses which are discussed more fully in Note 16.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Divine Skin, Inc. and its wholly owned operating subsidiaries DS Laboratories, Inc. (a Florida Corporation), Sigma Development and Holding Co., Inc., and Polaris Labs, Inc.  Also included in the consolidated financial statements are the activities of Velocity Storage and Packaging, LLC, which is accounted for as a VIE. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report.  In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2012 and the related operating results and cash flows for the interim periods presented have been made. All adjustments are of a normal recurring nature.  The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2012.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these condensed consolidated financial statements include:

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances.  At September 30, 2012 and December 31, 2011, the provision for doubtful accounts was $155,345 and $114,791 respectively.  At September 30, 2012 and December 31, 2011, the Company provided $110,000 and $100,252, respectively for defectives and product returns and $60,000 and $12,400, respectively for advertising credits.

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company expensed $29,195 and $10,790 in depreciation during the nine months ended September 30, 2012 and 2011, respectively.  Accumulated depreciation was $88,812 and $59,616 at September 30, 2012 and December 31, 2011, respectively.  Expenditures for repairs and maintenance of equipment are charged to expense as incurred.  Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 51% owned subsidiary, DS Laboratories Brazil, LTDA (during the reporting period that we were a joint venture partner), and the variable interest held in Velocity Storage Packaging LLC. During the third quarter of 2011, the Company finalized the transfer of its interests in DS Laboratories Brazil, LTDA to its joint venture partner.

Revenue Recognition

Revenue is recognized when a product is shipped and title transfers. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

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

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price in accordance with ASC Topic 605, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred.  Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $136,927 and $87,674 for the nine months ended September 30, 2012 and 2011, respectively.

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

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Vested warrants for 2,538,130 shares and vested options for 326,333 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

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

Fair Value of Financial Instruments

Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability.  Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value.  Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability.  We currently do not have any financial assets and liabilities that require us to disclose them at fair value.

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

Other ASUs effective after September 30, 2012, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 4. – INVENTORY

Significant components of inventory at September 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Bulk product and raw materials	$2,107,452	$1,600,032
Work in process	118,624	—
Merchandise inventory	657,450	375,810
Inventory in transit	37,195	198,942
	$2,920,721	$2,174,784

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

Management evaluated the inventory at September 30, 2012 and December 31, 2011 and any obsolete inventory was excluded from our reported inventory value. Accordingly only a $20,000 and $0 allowance for slow moving inventory was considered necessary at September 30, 2012 and December 31, 2011, respectively.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 5. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Advances to employees and associates	$39,719	$28,273
Prepaid IR services	85,333	—
Other prepaids	21,465	13,000
Prepaid issuance costs – financing	119,880	—
Prepaid consultant services	100,000	100,000
Less amortization	(100,000)	(83,333)
Deposit on acquisition	1,500,000	—

	$1,766,397	$57,940

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

Prepaid issuance costs – These advances were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 6, which consisted of loan origination fees, legal and due diligence fees.  These advances totaled approximately $93,172 of which $23,293 has been amortized since origination of the financing during the second quarter of 2012.

We have also advanced $50,000 to a registered broker dealer under the terms of an engagement letter.

Prepaid consultant services – During the 2nd and 3rd quarters of 2010, we advanced funds to a consultant, who is our CEO’s father, to provide operational guidance in connection with our health care product line, which was launched in 2011.  The agreement has been fully advanced and $16,667 was expensed in Q112-QTR, completing the contract, which is now expired.  $8,333 was expensed in Q111-QTR.

Deposit on acquisition – We are currently completing negotiations to acquire our exclusive Mexican distributor based in Mexico.  As part of our negotiation we issued 4.5 million shares of DSKX stock, valued at $.333 per share or $1.5 million to the seller as a deposit.  For a more detailed discussion, please refer to Note 16.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(225,000)	(168,750)
Net distribution rights	525,000	581,250

Pure Guild brand rights	159,086	106,666
Less: Accumulated amortization	(74,095)	(57,600)
Net brand right	84,991	49,066

Nutra Origin license	50,000	—
Less: Accumulated amortization	(6,250)	(—)
Net license	43,750	—

	$653,741	$630,316

Brazilian distribution rights – During 2009, the Company issued 3,000,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil.  The transaction was valued at $0.25 per share.  During, the 3rd quarter of 2011, due to the costs involved, the Company entered into agreement with its former joint venture partner, whereby the former joint venture partner agreed to provide all required financing in exchange for 100% ownership of the joint venture. The Company retained its distribution rights. The Company, through its exclusive distributor and former joint venture partner, has successfully received registration and approval to sell 10 SKU’s for the Brazilian market, and has begun commercial introduction in the 4th quarter of 2012.  $56,250 and $75,000 was amortized during Q312-YTD and Q311-YTD, respectively.

Pure Guild brand rights – During the 3rd quarter of 2009, we were approached by a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result.  As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products.  In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order.  These rights were being amortized over 5 years, representing the basic term of the supplier agreement.

During Q212-QTR, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network.  As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $52,420, based on the original sales price.  Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years.  We will continue our annual impairment evaluation. $16,495 and $25,600 has been amortized during Q312-YTD and 2011, respectively.

Nutra Origin brand license – During Q312-QTR we effectively completed our negotiations to secure an exclusive license to use the Nutra Origin brand from our supplier. We have been distributing the Nutra Origin brand products for nearly a year and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our health and personal care product offerings into the nutraceutical market. Our CEO’s father is a part owner and was COO of the company that owns the Nutra Origin brand. He has been offered an employment as our Nutra Origin product manager. Our agreement requires us pay $7,500 - $15,000 per month for an exclusive 10 year license to use the Nutra Origin brand, plus $50,000 in DSKX common shares. The agreement contains certain performance clauses for both parties, which permit cancellation by us after 3 years and permit cancellation by the seller if we fail to maintain stipulated minimum sales. See Note 16.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 6. – INTANGIBLE ASSETS (Continued)

The Company will continue to amortize its distribution and brand rights over the remaining life of the agreements and amortize the license agreement over the commitment period as follows:

	2012	2013	2014	2015	Beyond	Total
Distribution and Brand Rights:
Brazil distribution rights	$18,750	$75,000	$75,000	$75,000	$281,250	$525,000
Pure Guild brand rights	3,695	14,780	14,780	14,780	36,956	84,991
Nutra Origin brand license	4,167	16,667	16,667	6,249	—	43,750
	$26,612	$106,447	$106,447	$96,029	$318,206	$653,741

NOTE 7. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at September 30, 2012 and December 31, 2011 consist primarily of:

	2012	2011
	(Unaudited)
Trade payables	$1,167,608	$779,945

Accrued expenses:
Advertising and marketing	72,264	115,136
Production materials	15,356	—
Human resources	50,000	12,500
Labor accrual	—	28,709
Consulting services accrual	—	34,415

Obligation to issue common shares	50,000	—
Professional fees – investor relations	44,000	—
Other	9,000	15,608
Sales commission	23,962	35,000
	$1,432,191	$1,021,313

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

Obligation to issue common shares – During the 2nd quarter of 2012, the Company entered into an agreement with an investor relations firm that called for the issuance of 400,000 shares of the Company’s common shares in two installments in exchange for certain services.  As of September 30, 2012, the Company has only issued the first installment of 200,000 shares.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 8. – CREDIT FACILITY

On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000.  The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified domestic accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions.  As of September 30, 2012, the Company had fully borrowed on its advance formulas for qualified accounts receivable and finished goods inventory.

NOTE 9. – COMMITMENTS AND CONTINGENCIES

During Q312-YTD and 2011, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company leases its corporate headquarters office space located in Miami Beach, Florida.  The Company has negotiated the cancellation of its original lease entered into in December 2007, and continues to operate out of its Miami Beach facility, on a month to month basis at $5,700 per month or $68,400 on an annual basis.  In Q412-QTR, the Company plans to relocate its corporate offices to its new facilities in Pompano Beach, Florida.

•

In March 2010, the Company entered into a lease for 7,500 square feet in production facilities in Deerfield Beach, Florida and began operations in April 2010.  The lease provided for monthly rent of $3,437 in the first year with and increasing scale for years 2 – 5.  The lease expires in 5 years and provides for a 5 year renewal option.  The Company relocated to larger facilities in October 2011 and is currently in negotiation to terminate the lease, however the Company does not expect to incur a liability for the lease.

•

In December 2010, the Company entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for monthly rent of $1,600 in the first year with a small increase in the second year.  The lease expires in 2 years and provides for a 2 year renewal option.

•

In October 2011, the Company entered into a lease for 13,137 square feet of warehouse and production space in Pompano Beach, Florida.  The lease provides for monthly rent of $6,350 and expired on October 15 2012.  In Q412-QTR the Company relocated its production facilities to a new facility in Pompano Beach, Florida discussed below.

•

In Q412-QTR, the Company entered into a lease for 50,000 square feet in warehouse and office space located in Pompano Beach, Florida.  The lease provides for monthly rent of $20,000 in the first six months and $27,000 per month thereafter.  The lease term is for 22 months.

The Company is committed to lease payments over the next five years are as follows:

	2012	2013	2014	2015	Beyond	Total
Facility Leases:
Miami Beach, FL (HQ)	$—	$—	$—	$—	$—	$—
Deerfield Beach, FL (Production)	11,154	45,657	47,483	20,107	—	124,401
Pompano, FL (Production)	60,000	303,000	189,000	—	—	552,000
Ashville, NC (Sales)	4,950	—	—	—	—	4,950
	$76,104	$348,657	$236,483	$20,107	$—	$681,351

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 9. – COMMITMENTS AND CONTINGENCIES (Continued)

Pending and threatened litigation –

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby it paid a third party approximately $20,000 and 230,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 230,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. The Company intends to vigorously defend this claim.

During January 2012 the Company filed an action in the Supreme Court, New York County, New York for the rescission of an agreement entered into on or about May 18, 2010 whereby it paid a third party approximately $500 and 200,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 200,000 shares of restricted stock and recovery of costs and other damages.

The Company and its chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former employee of Evolution Model Management, Inc. Divine Skin was named because the Company originally hired the employee rather than Evolution Model Management, as the latter was not yet an established entity. On April 17, 2012 the court awarded $51,400 to the plaintiff. The Company intends to appeal the verdict and has established a reserve of $50,000, pending the outcome of the appeal.

Divine Skin, Inc. has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. Divine Skin had vigorously disputed those claims on the grounds of the substandard materials or services provided and have been settled with structured payments equivalent to accrued amounts. We established an accrual for these claims and the structured payouts representing our estimate of the amount due of $122,264 and $143,052 at September 30, 2012 and December 31, 2011, respectively.

Nutra Origin license payments –

Effective October 29, 2012 the Company entered into a license agreement which provides for license fees over ten years of $7,500 per month from the effective date through May 15, 2013 (1 year), and $8,500 per month through May 15, 2022 (9 years).  In the event that the Company’s sales of the Nutra Origin products exceed $5,000,000 per annum, the monthly license fee shall increase to $15,000 per month.  We have the right to cancel the agreement after 3 years.

	2012	2013	2014	2015	Beyond	Total
Nutra Origin license payments	$52,500	$97,000	$102,000	$42,500	$—	$294,000

Purchase commitments –

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials.  Purchase orders outstanding at September 30, 2012 totaled $1,674,288.

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

There were no additional private sales under this program in Q312-YTD.

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

Wilmington Capital Securities, LLC (the “Placement Agent”) received a selling commission in cash of 7% of the gross proceeds ($121,100), with an additional $10,000 expense allowance. In addition, the Company issued the Placement Agent a warrant to purchase up to 49,428 shares of Common Stock with a $.50 exercise price.

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

There were no additional sales under the SPA in Q312-YTD.

Other Issues of Common Stock

During the first quarter of 2011, the Company issued 78,000 shares for services provided by an employee and consultants valued at $0.42 per share, which resulted in an expense of $33,180.

During the second quarter of 2011, the Company issued 112,641 shares for services provided by employee and consultants valued at $0.37 - $0.42 per share, which resulted in an expense of $45,661.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

During the third quarter of 2011, the Company issued 155,790 shares for services provided by employee and consultants valued at $0.38 - $0.40 per share, which resulted in an expense of $60,598.

During the fourth quarter of 2011, the Company issued 19,256 shares for services provided by consultants valued at $0.38 per share, which resulted in an expense of $7,408. In addition, a consultant exercised warrants for 1,236,210 common shares and vested options for 1,266,667 common shares, totaling 2,502,877 common shares for $25,029.

During the first quarter of 2012, the Company issued 281,818 shares for services provided by two employees valued at $0.31 - $0.32 per share, which resulted in an expense of $89,182 in aggregate.  The Company also issued 88,235 shares as an award for achieving business goals.  The shares were valued at $.34, which resulted in an allowance offsetting revenues of $30,000.

During the second quarter of 2012, the Company issued 1,087,640 shares for services provided by six associates valued at $0.20 - $0.28 per share, which resulted in an expense of $241,528 in aggregate.  The Company also issued 385,136 shares as an award for achieving business goals at $.26, which resulted in an allowance offsetting revenues of $100,000. In addition, a consultant exercised vested options for 407,000 common shares for $4,070.

During the third quarter of 2012, the Company issued 280,000 shares for services provided by an IR firm and a former associate valued at $0.22 - $0.32 per share, which resulted in an expense of $69,600 in aggregate.  Also during the quarter, two founders converted 4,500,000 shares of preferred stock into 4,500,000 of common shares.  The Company also issued 2,920,000 shares to existing shareholder investors at $.25 per share or $732,000 from which $146,400 in fees were paid to the selling agent, resulting in net proceeds of $585,600 to the Company.

Surrender of Common Stock

During the third quarter of 2011, the 3 principal founding shareholders voluntarily surrendered 7,017,805 common shares, collectively.

During the third quarter of 2012, an IR firm surrendered 200,000 shares previously issued for services not fully earned and previously valued at $0.28 per share, which resulted in a return to equity of $56,000 in aggregate.

Warrants

During 2011, the Company continued to sell shares of its common stock under the PPM originated in 2010, as governed by Regulation S.  These sales of common shares also provided a grant warrants to the selling agent under the same terms disclosed above.  Accordingly, the Company issued warrants based on the private sale of common shares with a strike price of $.01, as follows:

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

In Q4 2011 the Company completed a closing of a private offering of 6,178,572 shares of the Company’s Common Stock, under an SPA.  (see Common Stock Sold Under Securities Purchase Agreement (SPA)).  The SPA provides the investors with warrants to purchase an aggregate of 1,554,645 shares of Common Stock.  In addition, the SPA also granted warrants with a strike price of $.50 to purchase 494,285 shares of Common Stock as fees for assisting in the SPA closing.

The following tables present the status of all warrants outstanding at September 30, 2012 and December 31, 2011, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	1,431,110	$0.12	3.25	$—
Issued	2,344,030	0.44	4.0	—
Exercised	(1,236,210)	0.01
Forfeited	—	—
Outstanding at December 31, 2011	2,538,930	$0.47	4.0	$—
Exercisable at December 31, 2011	2,538,930	$0.47	4.0	$—

9 Months Ended September 30, 2012
Outstanding at January 1, 2012	2,538,930	$0.47	4.0	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2012	2,538,930	$0.47	3.47	$—
Exercisable at September 30, 2012	2,538,930	$0.47	3.47	$—

No warrants were issued in Q312-YTD however the value of the warrants issued in 2011 was determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2012	2011
Expected term	n/a	5.0 yrs
Risk free interest rate		.9%
Stock price volatility		25.0%
Dividend yield		0

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 2,000,000 share of common stock at an exercise price of $0.01 per share. At grant date, the option was valued based on the offering price of the PPM of $0.25 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 200,000 shares per quarter.  During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting. As a result of the structured vesting, the Company recognized $128,000 in Q312-YTD and $144,000 in Q311-YTD.  At September 30, 2012 the warrants were fully expensed.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 10. – EQUITY (Continued)

The following tables present the status of all options outstanding at September 30, 2012 and December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	2,000,000	$0.01	3.5	$720,000
Issued	—	—
Exercised	(1,266,667)	$0.01
Forfeited	—	—
Outstanding at December 31, 2011	733,333	$0.01	3.5	$264,000
Exercisable at December 31, 2011	200,000	$0.01	3.5	$72,000

9 Months Ended September 30, 2012
Outstanding at January 1, 2012	733,333	$0.01	3.5	$264,000
Issued	—	—
Exercised	(407,000)	$0.01
Forfeited	—	—
Outstanding at September 30, 2012	326,333	$0.01	2.41	$107,690
Exercisable at September 30, 2012	326,333	$0.01	2.41	$107,690

No options were issued in Q312-YTD and 2011.

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.  The preferred stock automatically converts into common stock on a one-for-one basis in September 2012.  Two of the founders converted shares totaling 4,500,000 into common shares.  The remaining 5,500,000 shares are held by the remaining founder and CEO of the Company.  The automatic conversion was extended for a twelve month period in consideration of the CEO of the Company agreeing to negotiate and enter into an employment agreement with the Company.

NOTE 11. – INCOME TAXES

The provision for income taxes for Q312-YTD and Q311-YTD is summarized as follows:

	2012	2011
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	45,277	(233,170)
State	18,699	(21,652)
(Decrease) Increase in valuation allowance	(63,976)	254,822

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for Q312-YTD and Q311-YTD was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 11. – INCOME TAXES (Continued)

The provision for income taxes for Q312-YTD and Q311-YTD differs from the amount computed by applying the federal statutory rate to income (loss) before provision (benefit) for income taxes as follows:

	2012		2011

Expected provision (benefit) at statutory rate	(35.0%	)	(35.0%	)
State taxes, net of federal benefit	(3.6%	)	(3.3%	)
Non-deductible expenses	46.1%		—
(Decrease) Increase in valuation allowance	(7.5%	)	38.3%

Total provision (benefit) for income taxes	0.0%		0.0%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at September 30, 2012 and December 31, 2011 are as follows:

	2012	2011
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$663,213	$533,599
Stock-based compensation	(193,590)	—
Total deferred tax assets	469,623	533,599
Valuation allowance	(469,623)	(533,599)
Net deferred tax assets	$—	$—

As of September 30, 2012 and December 31, 2011 the Company had a valuation allowance on its deferred tax assets of $469,623 and $533,599, which relates primarily to net operating losses. The valuation allowance decreased $63,976 in the Q312-YTD.

As of September 30, 2012 and December 31, 2011, the Company had net operating loss carry-forwards of $1,250,860 and $1,146,928, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2029 and ending on 2031.

As of September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and accordingly no related accrued interest or penalties.

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

NOTE 13. - SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 29% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for 9% of our total sales.  The Company sells its products to several categories of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total sales.  During Q312-YTD our top six customers generated 40% of our sales.

Sales to these customers during Q312-YTD and their accounts receivable at September 30, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$930,167	11%	$191,156	7%
C	$927,518	11%	$410,831	14%

Sales to these customers during Q311-YTD and their accounts receivable at September 30, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,287,862	19%	$ 57,260	4%
B	$ 849,279	13%	$196,392	14%

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

Purchases from significant vendors during Q312-YTD and their accounts payable at September 30, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$719,638	19%	$ 0	0%
C	$512,820	13%	$86,893	7%

Purchases from significant venders during Q311-YTD and their accounts payable at September 30, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$1,001,718	34%	$ 0	0%
B	$ 342,164	12%	$18,115	6%
C	$ 405,906	14%	$61,745	21%

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

NOTE 16. – SUBSEQUENT EVENTS

Nutra Origin

Effective October 29, 2012, the Company, through its wholly-owned subsidiary Nutra Origin Inc., entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement the Company has obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, the Company may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, on the Effective Date, the Company issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and paid LBK $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. From the Effective Date and through May 15, 2013, the Company shall pay LBK a fee of $7,500 per month; from May 15, 2013, through the remainder of the term of the agreement, the Company shall pay LBK a fee of $8,500 per month; and in the event that the Company’s sales of the Nutra Origin products exceed $5,000,000 per annum, then such monthly fee shall increase to $15,000 per month.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

In connection with the license agreement, the Company, on the effective date of the license agreement, entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of the Company’s common stock, the price per share determined by the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, the Company issued LBK 153,846 shares of restricted common stock of the Company.

Mexico

Effective November 1, 2012, the Company purchased essentially 100% of the outstanding common stock of Divine Skin Laboratories, S.A DE C.V. (“DSMexico”) from the sole shareholder pursuant to a Share Exchange Agreement (the “Agreement”).  In accordance with Mexican law, Mexican companies must have two shareholder’s therefore the principal seller will retain one share of common stock of DSMexico.

DSMEXICO is in the business of selling, distributing and marketing DS Laboratories products throughout Mexico.  The Company acquired DSMexico in order to obtain customers and vertically integrate its operations directly in the Mexican market.

In consideration for the 100% interest in DSMexico, the Company issued 4,500,000 shares of the Company’s common stock (valued at $.333 per share) to the Company’s sole shareholder.  Following the Closing Date the sole shareholder shall receive up to an aggregate of an additional 1,500,000 shares of DSKX Common Stock (as adjusted for a stock split, recapitalization or similar transaction) if DSMexico achieves any of the following milestones within 4 years as follows:

(i)

500,000 shares of DSKX Common Stock in the event that annual net revenues of DSMEXICO are equal to or greater than $4,000,000 during any calendar year period;

(ii)

500,000 shares of DSKX Common Stock in the event annual net revenues of DSMEXICO are equal to or greater than $5,000,000 during any calendar year period following satisfaction of (i); and

(iii)

500,000 shares of DSKX Common Stock in the event annual net revenues of DSMEXICO are equal to or greater than $6,000,000 during any calendar year period following satisfaction of (ii).

The Company has delivered 4,500,000 shares and retains 1,500,000 shares as of September 30, 2012 which has been issued and is recorded as stock subscription receivable. The Company is also finalizing compensatory arrangements with management of DS Mexico.

The total present value of all consideration expected to be paid as part of this agreement was:

Equity Instruments delivered (4,500,000 shares)	$1,500,000
Contingent consideration (1,500,000 shares)	$500,000
Fair value of total consideration transferred	$2,000,000

The following summarizes the fair values of the assets acquired:

Intangible asset – Customer List		$1,406,134
Total assets acquired	S	2,000,000
Liability arising from contingency		$500,000

The assets acquired were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and are subject to change upon the completion of acquisition accounting, including the finalization of asset valuations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DSMexico as if the acquisition had occurred as of January 1, 2012. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2012. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of Divine Skin, Inc. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Balance Sheet

September 30, 2012

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Acquisition Adjustment		Acquisition Adjustment		Elimination		ProForma Consolidated Balance Sheet

ASSETS

Current Assets
Cash	$945,065	$70,762							$1,015,827
Accounts receivable, net	2,575,231	392,323					(255,676)	(c)	2,711,878
Inventory	2,920,721	249,295							3,170,016
Prepaid expenses and other current assets	1,766,397	57,191	(1,500,000)	(a)					323,588
Total Current Assets	8,207,414	769,571							7,221,309
									—
Furniture and Equipment, net	111,727	110,112							221,839
Intangible Assets, net	653,741	—	1,406,134	(a)					2,059,875
Other Assets	67,431	146,359							213,790
TOTAL ASSETS	$9,040,313	$1,026,042							$9,716,813

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,432,191	$374,969					(255,676)	(c)	$1,551,484
Client facility	602,298	—							602,298
Other current liabilities	126,708	57,207							183,915
TOTAL LIABILITIES	2,161,197	432,176							2,337,697

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 5,500,000 shares issued and outstanding at September 30, 2012	5,500	—							5,500
Common stock, $0.001 par value, 300 million shares authorized: 120,779,442 shares issued and outstanding at September 30, 2012	120,779	—							120,779
Additional paid-in-capital	9,692,871	128,210	(128,210)	(a)					9,692,871
Legal reserve		12,130	(12,130)	(a)					—
Stock subscription	(600,000)	—	500,000	(a)					(100,000)
Retained earnings (accumulated deficit)	(2,340,034)	453,526	(453,526)	(a)	(2,909)	(b)			(2,342,943)
Total Shareholders' Equity	6,879,116	593,866							7,376,207
Non-Controlling Interest	—	—			2,909	(b)			2,909
Total Equity	6,879,116	593,866							7,379,116
TOTAL LIABILITIES AND EQUITY	$9,040,313	$1,026,042	—		—		—		$9,716,813

————————

(a)

To reclass initial purchase price of $2,000,000, record intangible asset associated with customer list and reverse equity for subsidiary purchased.

(b)

To reflect 1% noncontrolling interest.

(c)

To record intercompany eliminations.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Statement of Operations

For the Nine months Ended September 30, 2012

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Eliminations		ProForma Consolidated Statement of Operations

Net Revenues	$8,672,634	$1,334,820	(343,730)	(a)	$9,663,724
					—
Cost of Goods Sold	4,380,170	416,398	(343,730)	(a)	4,452,838

Gross Profit	4,292,464	918,422			5,210,886

Operating Costs and Expenses:
Selling and marketing	2,536,197	—			2,536,197
General and administrative	2,609,990	639,569			3,249,559

Total operating costs and expenses	5,146,187	639,569			5,785,756

Operating Income (Loss)	(853,723)	278,853			(574,870)

Other Income	4,937	12,036			16,973

Net income (loss) before income tax	(848,786)	290,889			(557,897)

Provision for income tax		—			—

Net Income (Loss)	(848,786)	290,889			(557,897)

Net Income (Loss) Attributable to Non-Controlling Interest	$—	$2,909			$2,909
Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(848,786)	$287,980			$(560,806)

Basic and Diluted Earnings per Share:
Weighted average shares	100,611,200				100,611,200
Earnings per share	$(0.0084)				$(0.0056)

————————

(a)

To eliminate intercompany sales and purchases.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Statement of Operations

For the Nine months Ended September 30, 2011

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Eliminations		ProForma Consolidated Statement of Operations

Net Revenues	$6,643,770	$795,832	(559,674)	(a)	$6,879,928

Cost of Goods Sold	3,181,103	568,290	(559,674)	(a)	3,189,719

Gross Profit	3,462,667	227,542			3,690,209

Operating Costs and Expenses:
Selling and marketing	1,972,913	—			1,972,913
General and administrative	2,169,036	209,413			2,378,449

Total operating costs and expenses	4,141,949	209,413			4,351,362

Operating Income (Loss)	(679,282)	18,129			(661,153)

Other Income	(10,789)	(13,900)			(24,689)

Net income (loss) before income tax	(690,071)	4,229			(685,842)

Provision for income tax		—			—

Net Income (Loss)	(690,071)	4,229			(685,842)

Net Income (Loss) Attributable to Non-Controlling Interest	$(2,292)	$42			$(2,250)
Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(687,779)	$4,187			$(683,592)

Basic and Diluted Earnings per Share:
Weighted average shares	99,508,214				99,508,214
Earnings per share	$(0.0069)				$(0.0069)

————————

(a)

To eliminate intercompany sales and purchases.

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

Inventory – Management makes critical judgments to avoid expiration and obsolescence in our inventory. To manage these issues management relies on production planning based on sales projections, monitoring production lot numbers and stability testing of new chemical components along with other techniques. As a result, an appropriate reserve for any estimated expiration or obsolescence has remained low.  The average shelf life of our products is 31 months.

Intangible Asset – The Company holds an exclusive Brazilian Distribution. Management makes critical judgments in determining the long lived value of its intangible asset, which include estimates of the ultimate future returns these assets will provide based on projections and resulting net present value of future cash flows. Management has concluded that no impairment is necessary.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated audited financial statements for the periods ended September 30, 2012 and September 30, 2011. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this filing.

Three Months Ended September 30, 2012 (“Q312-QTR”) to the Three Months Ended September 30, 2011 (“Q311-QTR”)

Revenues, net – Total net revenues increased $1,128,212 or 54.7%, from $2,062,178 (Q311-QTR) to $3,190,390 (Q312-QTR). Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 34% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for another 9% of our total sales.

Revenues have increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. The Company conducts a significant portion of business with various distributors under exclusive distribution agreements. Revenues from  two established distributors, who individually accounted for over 10% of our sales, in aggregate accounted for approximately 25.6% of the Company’s total revenues during Q312-QTR. Sales returns and allowances as a percentage of sales has decreased from  19% for Q311-QTR to 5% for Q312-QTR  This  decrease was primarily due to reductions in allowances granted and reduce new account costs

Cost of Goods Sold – Total cost of goods sold increased $356,199 or 34.2%, from $1,042,808 (Q311-QTR) to $1,399,007 (Q312-QTR).  The increase was directly the result a $570,416 increase in sales during Q312-QTR. The increase during Q312-QTR was partially offset ($214,217) by changes in product mix, increased efficiencies and reduced production costs as a result of improved purchasing.

Selling and Marketing Costs – Selling and marketing costs increased $236,741 or 32.6%, from $725,472 (Q311-QTR) to $962,213 (Q312-QTR). The increase is due to the following:

–	Increases in:

	•	$132,954 for marketing and promotion costs incurred to broaden awareness and understanding of our products and to promote sales,

	•	$94,849 for travel and entertainment costs incurred to expand and promote sales and increased reimbursable travel and entertainment costs for sales consultants,

	•	$17,767 for freight and shipping costs due to sales mix in a higher portion of accounts sold with freight included,

	•	$39,381 for product development costs to pursue product improvements, and

	•	$1,768 net, for other selling and marketing costs.

–	Partially offset by decreases in:

	•	$29,138 for consulting and commission costs due to staff reductions, and

	•	$20,840 for warehouse expense due to efforts to reduce costs such as consolidation of shipments, negotiated discounts and procuring more cost effective carriers.

General and Administrative Costs – General and administrative costs increased $163,041 or 22.7%, from $717,463 (Q311-QTR) to $880,504 (Q312-QTR). The increase is due to the following:

–	Increases in:

	•	$31,032 for licenses and permits primarily for obtaining a license in Florida to transact in certain ingredients,

•

$25,247 for insurance as a result of increased costs of coverage due to our increased operations and sales along with expanded coverage such as D&O insurance which was not in place in the prior period,

	•	$17,979 for bad debts is primarily due to increase sales but secondarily as a result of expanding our customer base to a broader range of customers,

	•	$89,224 for personnel costs due to modest staffing increases and bonuses as a result of our expanding sales and operations groups, and

	•	$18,557 for bank service charges as a result of expanded use to support increased sales.

–	Partially offset by decreases in:

	•	$10,543 for credit card fees as a result of a reduction in credit card transactions, and

	•	$8,455 net, for various other general and administrative costs.

Other Income – Other income increased $7,766 or 242.4% from $3,204 income (Q311-QTR) to $10,970 income (Q312-QTR). The increase was considered negligible.

Net Loss – As a result of operational matters discussed above, Net Loss decreased $379,997 or 90.4% from a $420,361 Net Loss (Q311-QTR) to $40,364 Net Loss (Q312-QTR).  In addition to the reasons discussed above, the decrease in net loss in the broader sense was driven by an increase in gross profit.

Nine Months Ended September 30, 2012 (“Q312-YTD”) to the Nine Months Ended September 30, 2011 (“Q311-YTD”)

Revenues, net – Total net revenues increased $2,028,864 or 30.5%, from $6,643,770 (Q311-YTD) to $8,672,634 (Q312-YTD). Our product revenues represent primarily sales of Revita and Spectral DNC, which individually each exceeds 10% of total sales and collectively represent 34% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively account for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers. Sales of intro deals accounted for another 9% of our total sales.

Revenues have increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. The Company conducts a significant portion of business with various distributors under exclusive distribution agreements. Revenues from two existing distributors accounted for approximately 22% of the Company’s total revenues during Q312-YTD.

Cost of Goods Sold – Total cost of goods sold increased $1,199,067 or 37.7%, from $3,181,103 (Q311-YTD) to $4,380,170 (Q312-YTD).  The increase was primarily related to the increase in sales. In addition, during Q312-YTD, approximately $228,830 of the increase in cost of goods sold was attributable to changes in product mix, lost efficiencies resulting from a high portion of quarterly sales occurring at or near the end of each quarter and increased production costs. On average, the composition of cost of goods sold is: chemicals and raw material – 42%, packaging –27%, labor-28% and overhead – 3%.

Selling and Marketing Costs – Selling and marketing costs increased $563,284 or 28.6%, from $1,972,913 (Q311-YTD) to $2,536,197 (Q312-YTD). The increase is due to the following:

–	Increases in:

	•	$365,569 for marketing and promotion costs primarily to drive the increase in sales,

	•	$172,393 for travel and entertainment costs incurred to expand and promote sales, and

	•	$49,253 for product development as a result of increased efforts to improve the product.

–	Partially offset by decreases in:

	•	$23,931 net, for other selling and marketing costs.

General and Administrative Costs – General and administrative costs increased $440,954 or 20.3%, from $2,169,036 (Q311-YTD) to $2,609,990 (Q312-YTD). The increase is due to the following:

–	Increases in:

	•	$178,096 for professional fees for financial consultants, and to a lesser extent attorneys and accountants related to costs of fund raising, regulatory filings and reporting,

	•	$161,804 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

•

$61,101 for insurance as a result of increased costs of coverage due to our increased operations and sales along with expanded coverage such as D&O insurance which wasn’t in place in the prior period,

$25,385 for bad debt as a result of increased sales and relaxed credit terms to support sales,

	•	$21,496 for credit card fees as a result of increased sales and increased use of credit cards as a mode of payment,

	•	$32,703 for bank and wire charges supporting increased sales and operations, and

	•	$19,937 net, for various other general and administrative costs.

–	Partially offset by decreases in:

	•	$59,568 for rent as a result of recording certain expenses and charges in the prior period which do not repeat in the current period.

Other Income – Other income decreased $5,852 or 54.2% from $10,789 income (Q311-YTD) to $4,973 expense (Q312-YTD). The decrease was primarily a result of additional interest expense resulting from the new credit facility.

Net Loss – As a result of operational matters discussed above, Net Loss increased $180,293 or 27.0% from a $668,493 Net Loss (Q311-YTD) to $848,786 Net Loss (Q312-YTD).  In addition to the reasons discussed above, the increase in net loss in the broader sense was driven by increases in sales promotions and travel along with increases in corporate public relations and legal expenses.  This results from our strategy to increase revenues by expanding our distributor base and corresponding market share.

Liquidity and Capital Resources

We had working capital of $6,546,217 at September 30, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our operational losses along with increased working capital required to grow our business, were satisfied through the initial contribution by our founders in 2007 and through subscriptions to purchase common shares under private placements which began in early 2009.

During the year ended December 31, 2011, the Company accepted an aggregate of $2,069,500 from 16 investors to subscribe for 8,039,281 shares of our common stock under a private placement pursuant to Section 4(2) of the Securities Act and Regulation S, promulgated there under. The private placement provides for issuance costs of 30% which amounted to $459,769. As a result, the Company netted $1,609,731 in proceeds from the subscription. Also during the year ended December 31, 2011, the Company closed on a Securities Purchase Agreement for an aggregate of $1,730,000 from 4 investors to subscribe for 6,178,572 shares of our common stock. The securities purchase agreement provided for issuance costs which amounted to $140,100 in cash and $24,674 in warrants. As a result, the Company netted $1,565,226 in proceeds.  Furthermore, from August 17, 2012 through August 23, 2012, we received gross proceeds of $732,000 from three foreign investors in consideration of the issuance of 2,928,000 shares of our common stock. We received net proceeds of $585,600 from this private offering after payment of selling commissions, fees and other expenses.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business.  The loan agreement also provides for certain covenants which requires us to maintain a life insurance policy on our chief executive officer for the benefit of the financial institution and precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We are currently in compliance with the covenants under the credit facility except that we are actively seeking to obtain a life insurance policy for our chief executive officer and the financial institution has granted us an extension through December 15, 2012 as we attempt to secure such policy.  The Loan Agreement also provides for a referral fee of 4% per annum for 3 years.  As of September 30, 2012 net advances amounted to $661,628.

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

Subsequent Events

Effective October 29, 2012, the Company, through its wholly-owned subsidiary Nutra Origin Inc., entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement the Company has obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, the Company may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, on the Effective Date, the Company issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and paid LBK a fee of $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. From the Effective Date and through May 15, 2013, the Company shall pay LBK a fee of $7,500 per month; from May 15, 2013 through the remainder of the term of the agreement, the Company shall pay LBK a fee of $8,500 per month; and in the event that the Company’s sales of the Nutra Origin products exceed $5,000,000 per annum, then such monthly fee shall increase to $15,000 per month.

In connection with the license agreement, the Company, on the effective date of the license agreement, entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of the Company’s common stock, the price per share determined by the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, the Company issued LBK 153,846 shares of restricted common stock of the Company.

Effective November 1, 2012, the Company purchased essentially 100% of the outstanding common stock of Divine Skin Laboratories, S.A DE C.V. (“DSMEXICO”) from the sole shareholder pursuant to a Share Exchange Agreement. In accordance with Mexican law, Mexican companies must have two shareholder’s therefore the principal seller will retain one share of common stock of DSMEXICO. DSMEXICO is in the business of selling, distributing and marketing DS Laboratories products throughout Mexico. The Company acquired DSMEXICO in order to obtain customers and vertically integrate its operations directly in the Mexican market.  In consideration for the 100% interest in DSMEXICO, the Company issued 4,500,000 shares of the Company’s common stock (valued at $.333 per share) to DSMEXICO’s sole shareholder. Following the closing date the sole shareholder shall receive up to an aggregate of an additional 1,500,000 shares of Divine Skin Common Stock (as adjusted for a stock split, recapitalization or similar transaction) if DSMEXICO achieves any of the following milestones within 4 years as follows:

(i)

500,000 shares of DSKX Common Stock in the event that annual net revenues of DSMEXICO are equal to or greater than $4,000,000 during any calendar year period;

(ii)

500,000 shares of DSKX Common Stock in the event annual net revenues of DSMEXICO are equal to or greater than $5,000,000 during any calendar year period following satisfaction of (i); and

(iii)

500,000 shares of DSKX Common Stock in the event annual net revenues of DSMEXICO are equal to or greater than $6,000,000 during any calendar year period following satisfaction of (ii).

The Company has delivered 4,500,000 shares and retains 1,500,000 shares as of September 30, 2012 which has been issued and is recorded as stock subscription receivable. The Company is also finalizing compensatory arrangements with management of DSMEXICO.

Cash Flows for the Nine Months Ended September 30, 2012

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2012 of $1,286,161.  That amount has two primary components, Net Loss adjusted by non-cash items and changes in operating assets and liabilities.  Net Loss adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization resulted in net cash provided of $17,807.  Changes in operating assets and liabilities reflect $1,303,968 of cash used for net changes in working capital items to support expanding sales as follows:

•	$769,330 used by an increase in accounts receivable as a result of increased sales,
•	$745,937 used by an increase in inventory to support increased sales,
•	$410,878 provided by an increase in accounts payable and accrued expenses as a result of increased credit availability from suppliers, and
•	199,578 used by a net increase in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $241,016 in net cash during the nine months ended September 30, 2012. Net cash used is primarily composed of the following:

•	$87,906 used to purchase equipment, primarily for production,
•	$48,287 used to purchase injection molds, and
•	$102,420 used to purchase additional brand rights.

Cash Flows from Financing Activities

Our financing activities provided $1,187,898 in net cash as a result of borrowings net of repayments under the asset based credit facility and a private placement of our common stock during the nine months ended September 30, 2012. During Q312-YTD, we received advances of $4,924,000 and made repayments totaling $4,321,702. Furthermore, during August 2012 we received gross proceeds of $732,000 from three foreign investors in consideration of the issuance of 2,928,000 shares of our common stock. We received net proceeds of $586,400 from this private offering after payment of selling commissions, fees and other expenses.

Financial Position

Total Assets – Our total assets increased $2,936,322 or 48.1% from $6,103,991 as of December 31, 2011 to $9,040,313 as of September 30, 2012 primarily as a result of a $1,500,000 deposit for the pending acquisition of our Mexican distributor. In addition, there was a net increase in current assets of $2,801,894 the components of which are discussed further below. The increase in total assets was also the result of an increase of $52,293 in other assets primarily due to recording recovery of the Brazilian JV investment and new injection mold cost; an increase of $58,710 in furniture and equipment due to new production equipment net of depreciation; and an increase of $23,426 in intangible assets due to purchase of additional Pure Guild and Nutra Origin brand rights net of amortization.

Current Assets – The net increase in current assets of $2,801,894 was primarily associated with a $745,937 increase in inventory levels, $686,778 increase in net accounts receivable and an increase in prepaid expenses and other current assets of $1,708,457 as a result of the deposit for an acquisition. The increase was partially offset by a decrease in cash of $339,278.  These net changes are primarily driven by the need to support increased sales, but are more specifically discussed as follows.

Inventory – Inventory levels increased 34.3%, primarily in increased materials to support expanded production to keep pace with planned sales for 2012.

Increased inventory on hand at September 30, 2012, represents approximately 43.7% of COGS or a 5.7 month supply based on the sell through rate achieved for the nine months ended September 30, 2012, as annualized. Management understands that its inventory decisions result in an inventory turnover rate of 2.1 times. Management intends to improve this turnover rate in the future and its ultimate goal is to achieve at least a 3.0 times inventory turnover rate, once it has satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2012.

Accounts Receivable – Accounts receivable increased 36.4% primarily as a result of a substantial portion of quarterly sales occurring in the few weeks preceding the quarterly close and to a lesser extent the extension of terms for new customers and initial orders. Management believes that its current receivables are collectable and that allowances provided are adequate. Our standard credit terms are 30 days net. Of the $2,575,231 accounts receivable balance at September 30, 2012, approximately 42% was collected as of November 5, 2012. The lower than historical average rate of collections is due to extended credit terms offered to attract new customers during Q312-QTR.  We do not believe that extended terms will adversely affect the collectability of accounts receivable at September 30, 2012.

Prepaid Expenses – Prepaid expenses increased 2,948.7% primarily as a result of $1,500,000 increase as a result of a deposit for an acquisition, prepaid issuance costs incurred to establish the recent asset based credit facility, net of amortization along with increases to employee advances, advances to suppliers and prepaid investor relations consulting services.

Cash – The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

Testing indefinite-Lived Intangible Assets for Impairment – In July 2012, the FASB issued authoritative guidance that allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired.  The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets.  The guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The limited resources and limited number of employees resulted in the Company issuing 2,502,877 shares of common stock to a consultant upon receipt of notice of exercise of outstanding warrants without receiving the exercise price of the warrants during the three month period ending December 31, 2011 and 407,000 shares of common stock to the same consultant upon receipt of notice of exercise of outstanding warrants without receiving the exercise price of the warrants during the three month period ending September 30, 2012.

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

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 17, 2012 through August 23, 2012, the Company accepted subscriptions to issue an aggregate of 2,920,000 shares of common stock to three foreign investors and received gross proceeds of $732,000.  The shares were issued pursuant to Regulation S under the Act.  The foreign investors had access to information concerning the Company and had the opportunity to ask questions about the Company. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption. The Company paid an aggregate fee of $146,400 to a selling agent in connection with the offering, which consisted of an 8% sales commission, 5% due diligence fee and payment of expenses of up to 5% of the gross proceeds.

Effective September 15, 2012 the Company issued an aggregate of 4,500,000 shares of common stock to two Company founders pursuant to the conversion terms of 4,500,000 shares of Series A Convertible Preferred Stock held by such persons. The shares were issued pursuant to the exemption from registration provided by Section 4(2) under the Act. The certificates representing the shares contain legends restricting transferability absent registration or applicable exemption.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	DIVINE SKIN, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer