Form 10-K
period 2012-12-31
DS HEALTHCARE GROUP, INC.
filed 2013-04-24
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

DS Healthcare Group, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	000-53680	20-8380461
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1601 Green Road

Pompano Beach, FL 33064

(Address of Principal Executive Office) (Zip Code)

(888) 404-7770

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
Common Stock, Par Value $0.001		The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.70 per share on a post reverse split basis).  $15,543,313 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 15, 2013 there were 12,168,014 shares outstanding.

TABLE OF CONTENTS

PAGE

Item 1.

Business.

1

Item 1A.

Risk Factors.

10

Item 1B.

Unresolved Staff Comments.

10

Item 2.

Properties.

10

Item 3.

Legal Proceedings.

10

Item 4.

Mine Safety Disclosures.

11

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities.

12

Item 6.

Selected Financial Data.

13

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation.

13

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

26

Item 8.

Financial Statements and Supplementary Data.

26

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

26

Item 9A.

Controls and Procedures.

26

Item 9B.

Other Information.

29

Item 10.

Directors, Executive Officers and Corporate Governance.

30

Item 11.

Executive Compensation.

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

35

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

36

Item 14.

Principal Accounting Fees and Services.

37

Item 15.

Exhibits, Financial Statement Schedules.

38

SIGNATURES

40

PART I

Item 1.

Business.

Overview

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) is a Florida corporation organized on January 26, 2007. DS Healthcare Group, Inc. and its subsidiaries (collectively, the “Company” or “DS Healthcare”) develop products for skin care and personal care needs.  The Company has grown steadily since inception with a network of specialty retailers across North America and distributors throughout Europe, Asia and South America. DS Healthcare currently researches and develops (formulates) its own products. We currently offer the following lines of products:

•

skin care

•

personal care

•

hair care

Our current principal products are discussed below. We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are produced through various third party manufacturers on an order by order basis.

Our Company

We are a global personal care product development and marketing company. We develop and market proprietary branded personal care products that address hair restoration, skin care and other personal care needs.  We currently research, develop and formulate our own products, consistent with our mission to provide products that make a meaningful difference in the lives of our customers.

As a growth company, we compete in the personal care markets by focusing on developing innovative products that more adequately meet the personal care needs of consumers. Our current products are primarily sold under our “DS Laboratories” brand. We also sell certain products under our “Polaris Labs”, “Sigma Skin” and “Pure Guild” brands. We market and sell these products through salons, spas, department stores, specialty retailers and distributors. Our products are manufactured through various third parties on an order-by-order basis.

We have grown steadily since our inception through sales to specialty retailers, salon chains and distributors in North America and through distributors for international sales. We have a growing base of domestic and international customers with several large salon chains and distributors, which collectively sell to thousands of salons throughout the world.  Our current principal products, which are all sold under our DS Laboratories brand, are set forth below.

Hair Re-Growth	Hair Care	Skin Care	Personal Care
Revita	Dandrene	Hydroviton.CR	Nirena
Spectral	Nia	Keramene	Revita.EPS
	Radia	Oligio.DX
Trioxil

We have incurred losses since our inception. We had a net loss of $980,892 and $3,623,110 for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, we had an accumulated deficit of approximately $5,097,990.

Our Key Strategies

We offer a broad range of branded, personal care products that address various personal needs applications in the hair care market, specifically hair restoration.  All of our products are a result of internally developed formulas.  Our research and development activities are not limited to any particular product category; rather, we take a broad approach to personal care applications and attempt to develop products that serve specific needs. The ingredients within our products implement technologies that utilize encapsulation techniques which we believe improve the effectiveness and spectrum of the active ingredients of our products. Our hair restoration technology, Nanoxidil, for example, is designed to stimulate follicles at the vertex of the scalp.  We believe Nanoxidil surpasses competing products in terms of efficacy and tolerability due to its higher level of penetration and prolonged therapeutic effect because of its relatively low molecular weight.  Our research into the mechanism of hair growth has also led us to develop applications to suppress unwanted body hair growth.

Our historical revenue growth has been primarily driven by the following three factors: 1) introduction of new and innovative products, 2) increasing distribution in new channels and territories and 3) supporting existing distribution with education, training and marketing.  We believe the most rapid way to accelerate revenue growth is to aggressively support our existing customer base and concurrently expand into new markets.

We intend to capitalize on several opportunities to increase our market share, revenues, and profitability. We currently have a distribution network of retail outlets in the United States and abroad. We intend to increase revenues and profitability by developing and marketing new products while aggressively supporting our distribution partners.

Sales and Marketing

We are increasingly marketing our products directly to salons, spas, department stores, specialty retailers and distributors in an effort to foster greater brand loyalty.  However, a majority of our current sales are made to distributors. We sell our products in the U.S. and internationally, principally through U.S. based distributors. We recently acquired our Mexican distributor, Divine Skin Laboratories, S.A. DE C.V.

We utilize our branded website to provide information about our Company, products and technology.  All marketing and communications efforts feature a constant internet based strategy which we believe allows us to leverage our brand to generate sales.

Existing Internet Market Conditions

The International Society of Hair Restoration Surgery estimates the annual worldwide hair restoration market at $3 billion.  We believe the potential to deliver an innovative topical solution in a non-drug based shampoo such as ours will provide us with the opportunity to access all current hair loss treatment markets. We believe our products and technology could serve as a catalyst to grow the market, and compete with existing surgical and nonsurgical procedures, given our product’s efficacy and topical, minimally invasive mode of delivery. We also believe it will also bring women into the market where they have traditionally rejected invasive surgical procedures and avoided the side effects of drug treatments. Only two drug hair restoration treatments approved by the United States Food and Drug Administration (the “FDA”) are available today: minoxidil and finasteride. Minoxidil is marketed as Rogaine® and finasteride is marketed as Propecia®. These two products can be effective in hair loss prevention and may grow new hair. However, we believe our hair re-growth products provide better efficacy in a more convenient, non-sticky, shampoo-based topical delivery.

Recent Developments

Effective November 1, 2012, we entered into a share exchange agreement with Divine Skin Laboratories, S.A. de C.V., a Mexican corporation (“DS Mexico”) and Fernando Tamez Gutierrez, its principal executive officer and shareholder, and acquired almost 100% of the outstanding capital stock of DS Mexico. DS Mexico is in the business of selling, distributing and marketing products through Mexico. Prior to the closing of the share exchange agreement, DS Mexico was the exclusive distributor of our products in Mexico.   In consideration for the ownership interest in DS Mexico, we issued Dr. Tamez 450,000 shares of our common stock. Following the closing date, Dr. Tamez shall receive up to an aggregate of an additional 150,000 shares of common stock (as adjusted for a stock split, recapitalization or similar transaction) if DS Mexico achieves any of the following milestones within four years of the date of the share exchange agreement as follows: (1)  50,000 shares of our common stock in the event that annual net revenues of DS Mexico are equal to or greater than $4,000,000 during any calendar year period (the “Initial Net Revenues”); (2)  50,000 shares of our common stock in the event annual net revenues of DS Mexico are equal to or greater than $5,000,000 during any calendar year period following satisfaction of the Initial Net Revenues (the “$5,000,000 Net Revenues”); and (3)  50,000 shares of our common stock in the event annual net revenues of DS Mexico are equal to or greater than $6,000,000 during any calendar year period following satisfaction of $5,000,000 Net Revenues. In addition, we have entered into an employment agreement and performance agreement with Dr. Tamez.

Corporate Background

Our corporate headquarters are located at 1601 Green Road, Pompano Beach, Florida 33064. Our phone number is (888) 404-7770. We own and operate several websites, including dshealthgroup.com, polarisresearchlab.com, sigmaskin.com, polarisresearchlabs.com and dslaboratories.com. Information contained on our websites is not part of this report. Our Company was organized under the name Divine Skin, Inc.  In November 2012 we changed our corporate name to DS Healthcare Group, Inc. and completed a 10-to-1 reverse split of our outstanding common stock.

Our corporate structure is set forth below:

Products

Our business model is to develop products with unique features and benefits that are outside the scope of general products offering by larger competitors in our industry. Our products are developed internally by our chief executive officer and a small staff of chemists to fill a niche product category so that we can create new products without direct competition from larger, better capitalized market participants and achieve organic growth with minimal investment. We accomplish this with attention to product development, dedicated support to distribution partners and retail salons, and marketing strategies focused on specialty retailers and salons. We have a growing product portfolio. Our current principal products are as follows:

Hair Re-Growth and General Hair Care

We have developed a line of shampoos and conditioners, which includes products specifically designed to treat thinning hair, hair re-growth, dandruff and other common hair care conditions.

Revita® Shampoo and Revita.Cor Conditioner

Revita is a hair growth stimulating shampoo. Revita.Cor is our hair growth stimulating conditioner. Revita uses a combination of materials specially designed to maintain scalp vitality and act on follicle dysfunctions. This formulation is developed completely without the use of Sodium Lauryl Sulfate and Sodium Laureth Sulfate, commonly used low cost detergents in shampoos and cleansers that are linked to skin irritation, drying, and hair loss due to follicle attack. It contains a high concentration of caffeine, among other ingredients. Under independent studies conducted at the University of Jena in Germany in 2000 using hair samples from the scalps of young men entering into the first stages of hormone-related hair loss, the caffeine treatment increased average hair growth by approximately 46% and the life cycle of the hair was extended by 37%, when compared to the control study.

Spectral

Our Spectral line of products are topical lotions and sprays designed for men with advanced androgenic alopecia – male pattern baldness. Spectral.DNC, a spray formula, Spectral.DNC-L, a lotion, and Spectral DNC-N  are designed to re-grow hair through multiple pathways. One of the active ingredients in Spectral DNC and DNC-L is Procyanidin B-2 complex. We believe this formula helps retain and re-grow hair. In an independent study published in the British Journal of Dermatology in 2002, Procyanidin B-2 was shown to shorten the hair resting phase and prolong the hair growth phase, therefore increasing hair growth results. This treatment uses over 10 active compounds that trigger different processes in the scalp to generate healthy hair and contains nanosome microspheres to enhance absorption into the skin.

Spectral.RS is a topical treatment for men and women with advanced androgenic alopecia.  It is designed to address multiple causes that lead to thinning hair such as perifollicular fibrosis and internal factors such as stress, hormonal disturbances, lack of vitamins and mineral salts, and the use of certain medications. Perifollicular fibrosis is a condition that accompanies all hair loss whereby the collagen around the hair root becomes rigid and tightens, pushing a root to the surface and causing premature hair loss. One of the active ingredients in Spectral.RS is Adenosine. This ingredient was shown to be effective in an independent clinical study conducted by Shiseido Laboratories in 2005 to induce hair growth.

Dandrene®

Dandrene is an antifungal shampoo designed to treat itchy scalp and dandruff.  The product includes antimycotic properties, which inhibit the infectious fungi that generate dandruff scales.

Skin Care

Hydroviton®

Hydroviton is a skin cleanser, developed for oily and acne prone skin. It contains liposome encapsulated azelaic acid (trade name: Azelosome) which in an independent study conducted by Engelhard in 2006 showed a 46% suppression of 5α-reductase, a hormone that causes oily skin.

Keramene®

Keramene is formulated to suppress hair growth and softens remaining hair strands. Keramene combines plant hormones, natural palmatine and nondihydroguaiaretic acid. Keramene performs through two complementary pathways: 1) inducing follicles into the catagen state so they stop growing hairs, and 2) suppressing kerafinocyte proliferation so remaining hairs grow slower. Keramene contains Telocapil, among other ingredients, which has been shown by an independent study performed by Provital Group in 2003 to reduce hair growth.

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

Personal Care

Nirena®

Nirena is an intimate feminine care cleanser developed without cheap detergents, harsh chemicals, and low pH tolerances, which are generally found in other commercially available products. The principle active ingredient in Nirena is Brazilian Peppertree extract. In clinical studies, extract of the Brazilian Peppertree displays antimicrobial properties. A 1974 independent study used the herb effectively to treat 100 patients with chronic cervicitis and vaginitis.

Revita.EPS

Revita.EPS is a product based on advanced bio-peptides that are designed to grow and increase the length and girth of eyelash hair. The bio-peptides include SymPeptide 226EL, which under independent studies conducted by Symrise Corporation in 2007 have shown a 25% increase in eyelash length after 2 weeks of use.

Product Studies

The studies referenced above were conducted by independent third parties. Such third parties did not create the products that were subject of the studies. The studies are widely and publicly available and the majority of which can be found on the Internet. As the studies are publicly available, we did not obtain the consent of the third parties to reference such third parties in this report.

While the majority of the active ingredients in our current products have undergone independent third party clinical trials, to establish benefit claims and efficacy, certain ingredients contained in our products and our future products may require clinical trials to establish our benefit claims or their safety and efficacy. Such trials can require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of all clinical trials are subject to challenge by scientific bodies. If the findings of clinical trials are challenged or found to be insufficient to support our claims, additional trials may be required, or products may require re-formation, in order for us to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on our product ingredients as combined in our product formulations. Accordingly, there can be no assurance that our products even when used as directed will have the effects intended. In the event we are unable to substantiate benefit claims or efficacy, or in the event that historical clinical trials are refuted, market acceptance for our products may decrease or not develop, which would have a detrimental effect on our business.

Marketing and Advertising

We have in-house graphic design and public relations departments to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also target specific markets by selectively marketing our products in partnership with distribution partners that we believe reach our potential customers.

As retail salons and specialty retailers are an important source of revenue generation, we provide these outlets with educational materials and training and other marketing support services. We believe the relationships that stylists and salespersons have with their clients create an opportunity for such persons to recommend our products to their customers as compared to customers simply choosing our products from a shelf in retail stores. In addition, since the stylist is looking at the hair line on a regular basis, we feel that the stylist may be the first to diagnose hair loss. Early detection has the highest rate of successful treatment and therefore stylists can significantly improve the quality of life for many of their clients while also generating revenues for their respective solon or store.

Manufacturing and Supplies

We formulate (research and develop) most of our products “in-house”. We also operate our own warehouse and distribution facilities.  We expanded our warehouse facilities in 2011 and again in 2012. We currently handle all of our warehousing and distribution needs.

We use contracted third parties to manufacture our products. During 2012 we contracted with A.I.G. Technologies, Inc. and Cosmetics & Cleaners International, LLC for the production and packaging of our products. We engage these manufacturers on a per order basis, without long term contracts. The third party manufactures are responsible for receipt and storage of raw material, production and packaging and labeling finished goods. At present, we are dependent upon these manufacturers for the production of all of our products. To the extent a manufacturer should discontinue the relationship with us, our sales could be adversely impacted. We believe at the present time we will be able to obtain the quantity of products and supplies we will need to meet orders. We purchase all of our raw materials from several third party suppliers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers. During 2011 and 2012 we have purchased raw materials from over 60 and 70 suppliers, respectively. In the event that a current supplier or manufacturer is unable to meet our supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have established working relationships with several third party suppliers and manufacturers, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

Relationships with Retailers

We sell a variety of products that fall into the category of hair care, skin care or personal care. While all of our offerings are health care based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Our products are sold through both retail and wholesale groups. We have sold our products to approximately 250 retailers and wholesale groups. We do not currently sell directly to the end user. We have established relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. We continue to search for retailers and distributors both nationally and abroad for all of our products.

Distribution Agreements

As of December 31, 2012, we are a party to 27 exclusive distribution agreements covering approximately 13 countries throughout the world and 14 distributors covering all markets within the United States. The agreements may generally be terminated by the distributor without cause upon 30 days’ notice or by us in the event the distributor fails to meet certain purchase requirements. We believe that there is a need for such arrangements as identifying partners in overseas markets enables us to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.

We have entered into an exclusive distribution agreement with Cellway International, Inc. dated November 25, 2008, granting Cellway the exclusive distribution rights for our current products throughout Japan. The term of the agreement is for a period of ten years unless earlier terminated by us or Cellway. Cellway may terminate this agreement at any time by providing us with not less than 30 days advance written notice. In addition, we may terminate the agreement if Cellway fails to comply with minimum sales quotas of 25,000 product units per year. For the year ended December 31, 2011, revenues from our relationship with Cellway were in excess of 10% per year. During 2012, their sales had fallen to less than 3%. In both years they have met their minimum sales quota.

We have entered into an exclusive distribution agreement with WR Group, Inc. dated March 1, 2009, granting WR Group the exclusive rights to distribute our current products within the European Union. The term of the agreement is for a period of ten years unless earlier terminated by WR Group with not less than 30 days written notice to us. In addition, we may terminate the agreement if WR Group fails to comply with minimum sales quotas of 25,000 product units per year.  For the years ended December 31, 2011 and December 31, 2012, revenues from our relationship with WR Group were in excess of 10% per year and they have met minimum sales quotas.

During the third quarter of 2009, we entered into a private label and distribution agreement with WR Group to develop a private label brand of premium products and associated packaging materials based on our current product lines.  We developed the “Pure Guild” private label brand for WR Group.  In addition to developing the private label brand we provided $106,666 of product valued at our retail cost to WR Group, representing approximately 70% of the initial stocking order.  In exchange for designing the Pure Guild product line, we received approximately $100,000 in design fees, a 50% interest in the Pure Guild brand and the perpetual exclusive rights to supply the Pure Guild products.  During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand in consideration of $52,420.  The exclusive supplier agreement was cancelled; however, we intend to promote the brand through our existing distributor network. As a result of the foregoing, we own 100% of the Pure Guild brand and will begin active distribution of that brand through our existing distribution network, specifically marketing the brand to natural health product consumers, in the second quarter of 2013.

In September 1, 2009 we entered into a ten year exclusive distribution agreement for Brazil with Gamma Investors, which provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of restricted common stock. The agreement was amended and restated in August 2011 for a term through September 2021. In addition to the distribution of our current product lines, Gamma Investors has committed to provide all required financing necessary to complete the registration and licensing in Brazil for the DS Laboratories line to be sold in Brazil. Gamma has completed the licensure process and we shipped their initial order during December 2012. We may terminate the agreement if Gamma fails to purchase 20,000 product units a year.  In addition, either party may terminate the agreement without cause on 90 days’ notice. However, in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchases by Gamma or $2,000,000.

Nutra Origin

Effective October 29, 2012, we, through our wholly-owned subsidiary Nutra Origin Inc., entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement, we have obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, we may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, we issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and agreed to pay LBK a fee of $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. As of January 31, 2013, there is $25,000 remaining immediately due and payable and are currently two months delinquent in payments required by the license agreement. From October 29, 2012, and through May 15, 2013, we shall pay LBK a fee of $7,500 per month; from May 15, 2013, through the remainder of the term of the agreement, we shall pay LBK a fee of $8,500 per month; and in the event that our sales of the Nutra Origin products exceed $5,000,000 per annum, then such monthly fee shall increase to $15,000 per month. At April 15, 2013, we currently owe payments for February 2013 and March 2013.

In connection with the license agreement, we entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of our common stock, the price per share determined by the closing price of our common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, we issued LBK 15,385 shares of restricted common stock of the Company. Alex Khesin, our CEO’s father was the COO of LBK Group, Inc. prior to the purchase of the Nutra Origin license from them. Alex Khesin is now in our employ.

Research and Development

We perform our research and development (formulation) at our executive offices, primarily through the services of our chief executive officer and two full time chemists. During 2011 and 2012, we expensed $152,726 and $196,108, respectively, to research and development.

Proprietary Rights

Our product formulations are created in-house. We regard the protection of trademarks and other proprietary rights that we may own material to our future success and competitive position. We rely upon the combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or to deter others from independently formulating products that are substantially equivalent or superior to our products. We have no patent protection on any of our products. If we are unable to protect our proprietary rights, our business could be adversely affected.

We have obtained the following U.S. trademarks: DS Laboratories, Aminexil, Revita, Spectral.DNC and Oligo.DX.

Regulation

The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aid products and fragrances in cosmetic products. Similar statutes are in effect in various states and foreign jurisdictions. Health and beauty aids are also subject to the jurisdiction of the Federal Trade Commission (“FTC”) with respect to matters such as advertising content and other trade practices. We believe our products are defined as cosmeceuticals. Within the skin care industry, cosmeceuticals are not clearly regulated nor recognized by the U.S. Food and Drug Administration. In general, products like ours are treated as either cosmetics or OTC drugs, often making drug-like claims. It is possible that the FDA, which regulates the sale and marketing of our products, may request that we make certain changes to our label claims and/or remove certain ingredients from our products or take other regulatory action. We have contracted a law firm that specializes in dealing with these regulatory matters and they have advised us that our regulatory risk is low at this time. However, it should be noted that any very drastic change to our label claims could adversely affect our business. For instance, if we were forced to change “Revita Hair Growth Stimulating Shampoo” to “Revita Shampoo” it could have a negative effect on our marketing of the product, causing a significant drop in sales volume for this product. The failure of our Company or our manufacturers to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers.

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) which could result in the removal of those products from the market and delay the sale of these products as well as a significant cost to our company. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. The extent that potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted. Furthermore, in the event any of our products required FDA approval we cannot predict or estimate the timing or cost, or likelihood of obtaining FDA approval for such product.

Competition

The skin care and personal care industries are highly competitive. Many of our competitors are large, well-known companies that have considerably greater financial, sales, marketing, research and development and technical resources than our company. Additionally, these competitors have formulary capabilities that may allow them to formulate new and improved products that may compete with product lines that we develop and market. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop advertising, educational and information programs like those formulated by us to support their marketing efforts. Our business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Our products, in general, compete against products distributed by national skin care and personal care companies, including, but not limited to, Cooper Peptide, Syk Haircare and Asian Skincare Ideas. Our competitive position is based on the foundation of developing niche products with active ingredients that may not be found in competing products. Our competitive strategy is based on our attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

DS Mexico Acquisition

General

Effective November 1, 2012, we entered into a share exchange agreement with Divine Skin Laboratories, S.A. de C.V., a Mexican corporation and Fernando Tamez Gutierrez, its principal executive officer and shareholder, and acquired almost 100% of the outstanding capital stock of DS Mexico. In accordance with Mexican law, Mexican companies must have two shareholders and, therefore, Fernando Tamez retained one share of capital stock of DS Mexico. DS Mexico is in the business of selling, distributing and marketing products through Mexico. DS Mexico was organized in 2009 by Fernando Tamez under the laws of Mexico.  Prior to the closing of the share exchange agreement, DS Mexico was the exclusive distributor of our products in Mexico.  DS Mexico currently distributes our products to approximately 900 customers throughout Mexico, including pharmacies, retail stores and medical offices.  DS Mexico currently has approximately 45 employees and is based in Mexico City, Mexico.  For the year ended December 31, 2011, DS Mexico had net revenues of approximately $795,932 and for the year ended December 31, 2012, DS Mexico had net revenues of approximately $1,950,143.  For the year ended December 31, 2011, DS Mexico accounted for approximately 9.6% of our revenues and for the nine months ended September 30, 2012, DS Mexico accounted for approximately 3.1% of our revenues.

Acquisition Terms

In consideration for the ownership interest in DS Mexico, we issued Dr. Tamez 450,000 shares of our common stock. Following the closing date, Dr. Tamez shall receive up to an aggregate of an additional 150,000 shares of common stock (as adjusted for a stock split, recapitalization or similar transaction) if DS Mexico achieves any of the following milestones within four years of the date of the share exchange agreement as follows: (1)  50,000 shares of our common stock in the event that annual net revenues of DS Mexico are equal to or greater than $4,000,000 during any calendar year period (the “Initial Net Revenues”); (2)  50,000 shares of our common stock in the event annual net revenues of DS Mexico are equal to or greater than $5,000,000 during any calendar year period following satisfaction of the Initial Net Revenues (the “$5,000,000 Net Revenues”); and (3)  50,000 shares of our common stock in the event annual net revenues of DS Mexico are equal to or greater than $6,000,000 during any calendar year period following satisfaction of $5,000,000 Net Revenues.

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez.  Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000.  A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin, Michael Strong and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.

Employees

At December 31, 2012, within the United States we had 42 fulltime employees, including 2 in product research and development, 15 in operations and customer service, 21 in sales (including marketing and education) and 4 in administrative and finance positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.  In addition, we engage approximately 5 consultants to perform certain sales and educational services.  DS Mexico currently has 45 employees located in Mexico.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

During October 2012, we entered into a lease for 50,000 square feet in warehouse and executive office space located in Pompano Beach, Florida.  The lease provides for monthly rent of $20,000 in the first six months and approximately $27,000 per month thereafter.  The lease term is for 22 months.

In March 2010, we entered into a lease for 7,500 square feet for production facilities in Deerfield Beach, Florida. The lease provides for monthly rentals of $3,437 in the first year with an increasing scale for years two through five.  The lease expires in March 2015 and provides for a five year renewal option.  We are in negotiations to terminate this lease.

In December 2010, we entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for monthly rentals of $1,600 in the first year with a small increase in the second year.  The lease expired on December 31, 2012 and was renewed through December 2015 at a rate of approximately $4,725 per month.

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

Item 3.

Legal Proceedings.

On June 13, 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby we paid a third party approximately $20,000 and 23,000 shares of restricted common stock in consideration of investor relations and consulting services. We have demanded return of the 23,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. We intend to vigorously defend this claim.

During 2011, we also filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former employee of Evolution Model Management, Inc. claiming wrongful termination.  We were named because we originally hired the employee rather than Evolution Model Management, as the latter was not yet an established entity. On December 2, 2012, we entered into a settlement agreement and release of claims whereby we agreed to pay the plaintiff an aggregate of $77,500, payable in three equal installments. The final payment was made in April 2013.

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. Management intends to vigorously defend the action and contends the suit is without merit as the contractor was dismissed for cause. Accordingly, management has not provided a contingency reserve for this matter.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Item 4.

Mine Safety Disclosures.

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Capital Market under the symbol DSKX since December 13, 2012.  Prior to such time, our common stock was quoted on the OTC Bulletin Board. The range of closing prices for our common stock, as reported on the OTC Bulletin Board and the Nasdaq Capital Market (since December 13, 2012) during each quarter since the quarter ended March 31, 2011, was as provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and have been adjusted for our 10-to-1 reverse stock split which was effectuated on November 30, 2012. As of April 22, 2013, the closing sale price of our common stock as reported on the Nasdaq Capital Market was $2.30.

Calendar Year 2011
	High	Low
First Quarter	$7.40	$3.70
Second Quarter	$4.50	$3.60
Third Quarter	$4.30	$3.10
Fourth Quarter	$3.80	$3.30

Calendar Year 2012
	High	Low
First Quarter	$3.70	$2.40
Second Quarter	$2.80	$1.90
Third Quarter	$3.60	$2.40
Fourth Quarter	$4.00	$2.80

Calendar Year 2013
	High	Low
First Quarter	$3.84	$2.61

Holders

As of December 31, 2012, there were approximately 400 security holders of record  of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(a)(2), as provided below.  The securities issued contain a legend restricting transfer absent registration or applicable exemption.  The security holders received current information about the Company and had the opportunity to ask questions about the Company.

Effective November 27, 2012, the Company agreed to issue restricted stock up to an aggregate of 10,000 shares of the Company’s common stock to two director appointees in consideration of their service on the Company’s board of directors.  Such grants were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and contain a legend restricting their transfer absent registration or applicable exemption.

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

Accounts Receivable – Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory – Inventory is reported at the lower of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

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

Research and Development – The Company does not engage in research and development as defined in ASC Topic 730, “Accounting for Research and Development Costs.” However, the Company does incur formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling and general and administrative expenses in the consolidated statements of operations.

Income Taxes – The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will be realized.

Earnings per share – The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for the years ended December 31, 2012 and December 31, 2011. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenues, net – Total net revenues increased $1,551,562, or 16%, from $9,672,861 (2011) to $11,224,424 (2012). Our product revenues represent primarily sales of Revita and Spectral DNC, which individually exceeded 10% of total sales and collectively represented 34% of total sales.  Other products, which individually exceeded 5% of total sales, are Revita Cor and Spectral DNC-L, which collectively accounted for another 15% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers. Sales of intro deals accounted for another 8% of our total sales.

Revenues increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from six distributors accounted for approximately 40% of our total revenues during 2012.  In addition, effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in an approximate $470,000 of revenues during the two month period of consolidated operations.  During the three months ended June 30, 2012, we acquired a wholly owned interest in the brand “Pure Guild” from a distribution partner.  For the year ended December 31, 2012, sales of Pure Guild products were nominal.  Therefore, the timing of the acquisition had no impact on our results of operations.  Effective October 29, 2012, we acquired the brand “Nutra Origin”.  For the year ended December 31, 2012 sales of Nutra Origin products were approximately $247,000.  The purchase cost of the Nutra Origin products was approximately 30% of the gross sales.  Such cost excludes any sales and marketing and general and administrative expense that could be attributable to the products. Therefore, the timing of the acquisition would have had a nominal impact on our results of operations, had it occurred at the beginning of the period.

Cost of Goods Sold – Total cost of goods sold increased $1,997,694 or 42%, from $4,751,961 (2011) to $6,749,657 (2012). Approximately $817,000 of the increase was related to the increase in sales. However, while the volume of sales increased, we also provided certain discounts to customers as an incentive to increase purchases of new products or establish new accounts. Furthermore, $500,000 was due to obsolete and slow moving inventory charged off during 2012, primarily relating to formula and packaging changes and certain slow moving items. In addition, during 2012, approximately $1 million of the increase in cost of goods sold was attributable to changes in product mix, lost efficiencies resulting from certain sales occurring at or near the calendar year end and increased production costs.

Selling and Marketing Costs – Selling and marketing costs increased $980,058 or 34% from $2,856,482 (2011) to $3,836,540 (2012). The increase was due to the following:

–

Increases of:

•

$426,328 for consulting and commissions, which primarily relates to the engagement of third parties to identify and establish new markets for our products,

•

$101,899 in freight and shipping costs, which was partially a result of sales increases and partially the result of higher volume of international shipping,

•

$228,336 for marketing and promotion costs, primarily to drive the increase in sales,

•

$209,763 for travel and entertainment costs incurred to expand and promote sales, and

•

$43,381 for product development as a result of increased efforts to improve the products.

•

$1,593 for other sales and marketing costs.

–

Partially offset by decrease of:

•

$31,243 in warehousing expense, as a result of a consolidation of our warehouse facilities.

General and Administrative Costs – General and administrative costs increased $1,191,482 or 39%, from $3,057,988 (2011) to $4,249,470 (2012). The increase is due to the following:

–

Increases of:

•

$314,609 for professional fees for financial consultants, and to a lesser extent attorneys and accountants related to costs of investor relations, regulatory filings and reporting,

•

$458,530 for personnel costs due to increased staffing as a result of our expanding sales and operations groups,

•

$83,635 for insurance as a result of increased costs of coverage due to our increased operations and sales along with new policies, such as director and officer insurance which was not in place in the prior period,

•

$94,534 for bad debt as a result of increased sales and relaxed credit terms to support sales,

•

$33,950 for credit card fees as a result of increased sales and increased use of credit cards as a mode of payment,

•

$57,477 for bank and wire charges supporting increased international venders and customers and general sales increases, and

•

$124,661 in licenses and permits and a result of required licenses for international distribution and for NASDAQ listing fees.

•

$73,386 for various other general and administrative costs.

–

Partially offset by decrease of:

•

$49,300 in rent as a result of consolidation of executive offices and four smaller warehouses into our new lease of our Pompano facilities.

Other Income – Other income decreased $24,545 or 194% from $12,678 income (2011) to $11,867 expense (2012). The decrease was a result of a $50,305 increase in interest expense which was partially offset by an additional $16,800 is due to the return to treasury of 5,000 shares of common stock previously issued to a consultant and $21,638 in other income.

Net Loss – As a result of operational matters discussed above, net loss increased $2,642,218 or 269% from a $980,892 net loss (2011) to $3,623,110 net loss (2012). We anticipated recognizing revenues of approximately $2,000,000 of product orders during December 2012 that we were unable to fulfill prior to December 31, 2012 which were subsequently shipped during the three months ended March 31, 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of $412,488 and working capital of $2,089,756 at December 31, 2012. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007 and through private sales of our common stock.  During the year ended December 31, 2011, we accepted an aggregate of $2,069,500 from 16 investors to subscribe for 803,928 shares of our common stock under private placements. The private placements provided for issuance costs of 30% which amounted to $459,769. As a result, we netted $1,609,731 in proceeds from the subscription.  Also during the year ended December 31, 2011, we closed on a securities purchase agreement for an aggregate of $1,730,000 from 4 investors to purchase 617,857 shares of our common stock. The securities purchase agreement provided for issuance costs which amounted to $140,100 in cash and $24,674 in warrants. As a result, we netted $1,565,226 in proceeds. Furthermore, August 17, 2012 through August 23, 2012, we received gross proceeds of $732,000 from three foreign investors in consideration of the issuance of 292,800 shares of our common stock. We received net proceeds of $585,600 from this private offering after payment of selling commissions, fees and other expenses.

Based on our current plans for the next 12 months, we require approximately $2,000,000 to expand our product line, reach additional domestic and foreign markets and broadened distribution channels. Despite our losses during 2011 and 2012, we believe that as long as we can minimize certain sales and marketing expenses, our required cash to support our current operations will be minimal.  In the event we do not receive funding, we will suspend our continued expansion or rely on bank borrowings, if available, and additional private placement of securities to fund expansion.  The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business.  The loan agreement also provides for certain covenants which requires us to maintain a life insurance policy on our chief executive officer for the benefit of the financial institution and precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We have been in compliance with the covenants under the credit facility except that we have not obtained any life insurance policy for our chief executive officer, did not provide the bank with our 2012 tax return within 90 days of year end, and during the fourth quarter of 2012, certain invoices submitted for financing were improperly supported.  The bank is aware of these matters and has provided us with applicable waivers.

The credit facility also provides for a referral fee of 4% per annum for three years. At December 31, 2012, we have drawn down $448,658 under the credit facility. We had $410,451 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at December 31, 2012.  We are discussing with our credit lender to include international accounts receivable in order to increase our borrowing base, as our sales to end users outside the U.S. have increased substantially over the past 24 months.

We also satisfied our working capital requirements in 2012 through advances from related parties and third parties. On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder of our company. This loan is non-interest bearing and matures on December 11, 2013. In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder. This loan is unsecured, non-interest bearing and matures on December 11, 2013. We also received a loan from Daniel Khesin, our chief executive officer for $39,000. This loan is an unsecured, non-interest bearing and matures on December 25, 2013.

Cash Flows for the Year Ended December 31, 2012

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2012 of approximately $1,810,173. That amount has two primary components - net loss adjusted by non-cash items and changes in operating assets and liabilities. Net Loss adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization resulted in net cash used in operating activities of $1,899,036. Changes in operating assets and liabilities reflect $88,863 of cash provided by net changes in working capital items to support expanding sales as follows:

•

$48,800 provided by a decrease in accounts receivable,

•

$1,619,787 used by an increase in inventory to support increased sales,

•

$1,347,237 provided by an increase in accounts payable and accrued expenses as a result of increased credit availability from suppliers, and

•

$312,613 provided by a net increase in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $77,040 in net cash during the year ended December 31, 2012. Net cash used is primarily composed of the following:

•

$160,753 used to purchase equipment, primarily for production,

•

$38,426 used to purchase injection molds, and

•

$143,847 used to purchase additional brand rights.

•

$297,452 provided from the purchase of our Mexican distributor.

•

$31,466 used for deposits and other matters.

Cash Flows from Financing Activities

Our financing activities provided $1,015,358 in net cash as a result of borrowings net of repayments under the asset based credit facility and a private placement of our common stock during the year ended December 31, 2012. During 2012, we received advances of $7,025,000 and made repayments totaling $6,365,133. Furthermore, during August 2012 we received gross proceeds of $732,000 from three foreign investors in consideration of the issuance of 292,800 shares of our common stock. We received net proceeds of $585,600 from this private offering after payment of selling commissions, fees and other expenses.

Financial Position

Total Assets – Our total assets increased $2,120,684 or 35% from $6,103,992 as of December 31, 2011 to $8,224,676 as of December 31, 2012 primarily as a result of our increase inventory, receivables and our acquisition of our Mexican distributor. In addition, there was a net increase in current assets of $745,723, the components of which are discussed further below. The increase in total assets was also the result of an increase of $71,750 in other assets primarily due to recording recovery of the Brazilian JV investment and new injection mold cost; an increase of $240,703 in furniture and equipment due to new production equipment net of depreciation; and an increase of $1,044,535 in intangible assets due to purchase of additional Pure Guild, Nutra Origin brand rights net of amortization and our Mexican distributor.

Current Assets – The net increase in current assets of $745,723 was primarily associated with a $1,279,166 increase in inventory levels, $237,188 increase in net accounts receivable and an increase in prepaid expenses and other current assets of $101,224 as a result of prepaid rent, insurance and taxes. The increase was partially offset by a decrease in cash of $871,855. These net changes are primarily driven by the need to support increased sales, but are more specifically discussed as follows:

Inventory – Inventory levels increased 58%, primarily in increased materials to support expanded production to keep pace with planned sales for 2013.

Increased inventory on hand at December 31, 2012, represents approximately 45% of COGS or a 5 month supply based on the sell through rate achieved for the year ended December 31, 2012, as annualized resulting in an inventory turnover rate of 2.2 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2013, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2013.

Accounts Receivable – Accounts receivable increased 12% primarily as a result of a substantial portion of sales occurring in the few weeks preceding the year end and to a lesser extent the extension of terms for new customers and initial orders. We believe that our current receivables are collectable and that allowances provided are adequate. Our standard credit terms are 30 days net. Of the $2,125,641 accounts receivable balance at December 31, 2012, approximately 61% was collected as of April 15, 2013. The lower than historical average rate of collections is due to extended credit terms offered to attract new customers during 2012. We do not believe that extended terms will adversely affect the collectability of accounts receivable at December 31, 2012.

Prepaid Expenses – Prepaid expenses increased 174% primarily as a result of prepaid rent, insurance and taxes.

Cash – The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to take further action. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect adoption of ASU 2012-02 will have a material impact on the Company’s financial position, results of operations or cash flows.

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Risks Related to Our Business and Industry

Our auditors have reported that there are substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $5.1 million as of December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues and/or reducing our operating expenses. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we would be required to raise additional debt or equity financing.  Such financing, if available, may dilute our shareholders’ ownership interest in our company. If we raise capital in the future by issuing additional securities, shareholders may experience dilution and a decline in the value of their shares of our common stock.

We had a net loss of $3,623,110 and $980,892 for the years ended December 31, 2012 and December 31, 2011, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition

We had a net loss of $3,623,110 and $980,892 for the years ended December 31, 2012 and December 31, 2011, respectively.  In the event we are unable to sustain increased gross margins, reduced costs and/or continue to generate sufficient additional revenues to offset our costs at levels achieved in the year ended December 31, 2012 or better, we may sustain losses in the future.

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

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to reach profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

The majority of our revenue is generated on the basis of purchase orders, rather than long term purchase commitments; if we lose one or more of these customers it may adversely affect our financial position and results of operations.

While we have long-term agreements with several distributors, the majority of our customers may cancel a purchase order or defer shipments of our products at any time. Furthermore, most of our distributors can terminate their agreements with our Company on relatively short notice.  While we have maintained long-term relationships with many of our distributors and have not experienced significant cancellation or deferment of customer orders, the lack of long-term purchase commitments creates a risk that product demand may be reduced if orders are canceled or deferred. Furthermore, because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our financial position and results of operations.

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

While the majority of the active ingredients in our current products have undergone independent third party studies and clinical trials to establish benefit claims and efficacy, certain ingredients contained in our products and our future products may require clinical trials to establish our benefit claims or their safety and efficacy. Such trials would require a significant amount of resources and there is no assurance that such trials will be favorable to the claims we make for our products, or that the cumulative authority established by such trials will be sufficient to support our claims. Moreover, both the findings and methodology of all clinical trials are subject to challenge by scientific bodies. If the findings of clinical trials are challenged or found to be insufficient to support our claims, additional trials may be required, or products may require re-formation, in order for us to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on our product ingredients combined in our product formulations. Accordingly, there can be no assurance that our products even when used as directed will have the effects intended. In the event we are unable to substantiate benefit claims or efficacy, or in the event that historical clinical trials are refuted, market acceptance for our products may decrease or not develop, which would have a detrimental effect on our business.

We may be unable to protect our intellectual property rights and may be subject to intellectual property litigation and infringement claims by third parties.

We intend to protect our unpatented trade secrets and know-how through confidentiality or license agreements with third parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use our products, processes or technology. Additionally, there can be no assurance that others will not independently develop similar know-how and trade secrets. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to offer competitive products at lower prices and we may not be able to effectively compete against these companies.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

•

Defend against infringement claims which are expensive and time consuming;

•

Cease making, licensing or using products that incorporate the challenged intellectual property;

•

Re-design, re-engineer or re-brand our products or packaging; or

•

Enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

We are dependent upon suppliers for our raw materials which we purchase on a per order basis without long term contracts and our suppliers are dependent on the continued availability and pricing of raw materials, either of which could negatively affect our ability to manage costs and maintain profitable operating margins.

We currently purchase our raw materials from suppliers with whom we have no written purchase contracts. Any supplier and any order may be terminated or rejected by any supplier at any time. Our reliance on open orders, no preference or assurances from suppliers, and our reliance on these suppliers, creates a risk that our supply of raw materials may be interrupted at any time. We may not be able to timely source another supplier, resulting in delays and decreased sales. We have tried to minimize these risks by maintaining inventories consistent with projected needs but can make no assurances that we will be able to maintain adequate stockpiles or that we will be able to acquire and stockpile raw materials at reasonable costs. Our failure to ensure a steady supply of raw material or any significant interruption in the supply of raw materials could have a material adverse effect on our operations and ability to timely fulfill orders, resulting in lost orders and revenue.

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

Like other distributors and manufacturers of skin care and personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

While we believe we are currently materially compliant with regulations covering our products, we may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. While to date we have never been subject to any product liability claim, we cannot predict whether product liability claims will be brought against us in the future or predict the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. If our insurance protection is inadequate and our third-party vendors do not indemnify us, the successful assertion of product liability claims against us could result in potentially significant monetary damages. In addition, interactions of our products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results, unique to skin care and personal care products. If they do not perceive expected results to occur, such individuals may seek monetary retribution.

In the future, we could be subject to additional laws or regulations promulgated by the FDA or other federal, state or foreign regulatory authorities or subject to more stringent interpretations of current laws or regulations which may adversely impact our business and operations.

We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The FDA or other governmental regulatory bodies could require the reformulation of certain products to meet new standards or FDA approval prior to marketing and sale of certain products. Any or all of such requirements could have a materially adverse affect on our business, financial condition, results of operations and cash flows.  The cost to comply with new or changing regulations could be material.  Furthermore, we cannot provide any assurances that any product would ultimately comply with new or changing regulations.

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

We purchase all of our products from third-party suppliers and manufacturers pursuant to purchase orders, but without any long-term agreements. In the event that a current supplier or manufacturer is unable to meet our manufacturing and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and manufacturers, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including but not limited to employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.

Our website and internal systems may be subject to intentional disruption that could adversely impact our reputation and future sales.

We could be a target of cyber-attacks designed to penetrate our network security or the security of our internal systems, misappropriate proprietary information and/or cause interruptions to our services or delay the delivery of our products to customers. If an actual or perceived breach of our network security occurs, it may expose us to the loss of information, litigation and possible liability. Such a security breach could also divert the efforts of our technical and management personnel. In addition, such a security breach could impair our ability to operate our business. If this happens, our reputation could be harmed, our revenues could decline and our business could suffer.

We are involved in several litigation matters that could harm our business, brand and reputation, financial condition or results of operations.

We are involved in several lawsuits involving various suppliers and service providers.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. In addition, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any such negative outcome could result in payments of monetary damages, adverse effects on the market price of our common stock or changes to our business practices, and accordingly our business, brand and reputation, financial condition, or results of operations could be materially and adversely affected.

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

None of our employees have significant U.S. GAAP or accounting experience and we have failed to maintain an effective system of internal control over financial reporting. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our current employees are relatively inexperienced with United States generally accepted accounting principles (“U.S. GAAP”) and the related internal control procedures required of U.S. public companies. Although we currently engage a consulting firm with expertise in U.S. GAAP, our internal control over financial reporting is not currently effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This could result in errors in our financial statements in future periods which could cause us to restate those financial statements.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

As of December 31, 2012, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

We depend heavily on the services of Daniel Khesin and the loss of Mr. Khesin or failure of Mr. Khesin to dedicate all of his time to our business could materially harm our company.

We rely on Daniel Khesin, as our chief executive and chief financial officer. While Mr. Khesin currently dedicates substantially all of his time to our company, we have not entered into any employment agreement with Mr. Khesin and he is not currently required to dedicate all of his time and resources to our company. The loss of the services of Mr. Khesin or Mr. Khesin’s inability to dedicate 100% of his time and resources to our company could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on Mr. Khesin.

Risks Related to Our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock recently commenced quotation on the Nasdaq. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

We do not currently intend to pay dividends on our common stock and, consequently, an investor’s ability to achieve a return on its investment will depend on appreciation in the price of our common stock.

We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations and other factors our board of directors may deem relevant. If we do not pay dividends, a shareholder’s ability to achieve a return on its investment in the Company will depend on any future appreciation in the market price of the Company’s common stock. There is no guarantee that the Company’s common stock will appreciate in value or even maintain the price at which a shareholder initially purchased its common stock.

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could hurt our stock price.

We are authorized to issue 300,000,000 shares of common stock and 30,000,000 shares of preferred stock. As of April 15, 2013, there were an aggregate of 12,168,014 shares of our common stock and 5,500,000 shares of Series A Preferred Stock issued and outstanding. That total excludes 550,000 shares of our common stock that may be issued upon conversion of our Series A Preferred Stock and 286,446 shares of common stock that may be issued upon the exercise of outstanding warrants and options. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.  We may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue up to 30,000,000 shares of preferred stock, without stockholder approval, which includes 5,500,000 shares of Series A Preferred Stock that are currently issued and outstanding. Any future series or class of preferred stock may have rights that are superior to the rights of the holders of our common stock. Holders of shares of Series A Preferred Stock are entitled to two votes per share for each share of Series A Preferred Stock on an as converted basis on all matters to be voted on by our shareholders. The Series A Preferred shares automatically convert into 550,000 shares of common stock in September 2013 (subject to adjustment). The sale or the proposed sale of substantial amounts of our common or preferred stock may adversely affect the market price of our common stock and our stock price and our stockholders may also experience substantial dilution.

Our ability to obtain sufficient financing at acceptable terms.

Based on our current situation, we may not be able to obtain sufficient financing at acceptable terms to fund our planned expansion of $2 million.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.

(1)

Control environment — We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment.  Our CEO and CFO, Mr. Daniel Khesin lacks experience in U.S. GAAP and financial accounting. The balance of our internal accounting staff also has limited U.S.GAAP experience.

(b)

We did not maintain effective controls over the segregation of duties. Specifically, due to lack of personnel, effective controls were not designed and implemented to ensure the following accounting functions were properly segregated for inventory, purchasing, shipping, bank reconciliations, payroll and accounts payable.  In addition, we did not have effective general controls over information technology security and user access.

(c)

We rely extensively on outside service providers.  Since our inception we have relied on an outside consultant to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultant is a U.S. certified public accountant. Until such time as we have a chief executive officer and chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

(d)

We experienced problems with the post-acquisition integration of DS Mexico accounting processes, personnel, systems and procedures which differed greatly from our U.S.

operations.  Although our Mexican accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Mexico, management has determined that they require additional training and assistance in U.S. GAAP matters.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (4) below.

(2)

Monitoring of internal control over financial reporting — we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)

Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, in place or operating effectively.

(b)

We did not maintain an effective internal control monitoring function nor did we perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

(c)

We did not maintain formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

(d)

We did not maintain adequate records of our shipping activities during the last week in December 2012 to assure proper invoicing and recording of products shipped during that period. We did subsequently detect the error which amounted to $2 million and adjusted our records accordingly. We notified our auditor and lender of the invoicing error and obtained a waiver for any possible breach in our reporting obligations to our lender.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (4) below.

(3)

Period end financial close and reporting — Due to a lack of adequate staffing within the finance department and adequate staffing within operational departments that provide information to the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because we did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(4)

Lack of Independent Directors — Prior to November 2012, we did not have a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Nor did we have a Compensation Committee, compensation charter or any formal procedure for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.

These weaknesses above resulted in: (1) the Company issuing an aggregate of 290,988 shares of common stock to a consultant upon receipt of notice of exercise of outstanding warrants prior to receiving the exercise price of the warrants; (2) an inability to timely provide financial statements in accordance with Regulation SX for DS Mexico; and (3) our failure to file timely our annual report on Form 10-K for the year ended December 31, 2012.

In an effort remediate these material weaknesses in our internal control over financial reporting, as well as the material weaknesses in our disclosure controls and procedures, we will need to:

1.

Develop and implement an effective control environment. This will involve hiring additional personal with the requisite level of accounting knowledge, experience and training in the application of GAAP which will also permit proper segregation of duties and effective general controls over information technology security and user access. These additional personnel will also assist in developing and implementing proper accounting processes, systems and procedures for DS Mexico.

2.

Develop and implement effective monitoring controls to determine the adequacy of our internal control over financial reporting. We will develop and implement policies and procedures regarding the review, supervisions and monitoring of our accounting operations and perform the necessary risk assessments, together with developing the necessary formal cash flow forecasts, business plans and organizational structure documents.

Since our inception we have relied on an outside accounting consultant to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultant is U.S. certified public accountant. We expect to be materially dependent upon the consultant or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. Furthermore, in an effort to remediate certain of the weaknesses above we have also added three independent directors to our board of directors who have formed an audit committee including the appointment of a financial expert. The committee is charged with, and has been, developing financial policies and controls, reviewing and providing oversight to our financial reporting processes, financial statements and public filings. Our ability to remediate the material weaknesses in our internal control over financial reporting will be dependent upon the development and implementation of these changes, which will require both the hiring of additional accounting personnel and the investment in enhanced systems, policies and procedures. While we expect to continue to rely upon our outside accounting consultant until such time as we are able to hire a properly qualified chief financial officer, if we are able to successfully implement these changes to our internal control over financial reporting we believe we will be able to remediate substantially all of the material weaknesses described earlier in this section. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described earlier in this section will not result in errors in our financial statements in future periods.

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers, key employees and directors as of the date of this report. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position
Daniel Khesin	33	President, Chief Executive Officer, Principal Accounting Officer and Chairman
Michael Paul Strong	33	Vice President of Sales
Dr. Keith Markey	61	Director
Bernhard Opitz	56	Director
Matthew Pfeffer	54	Director

Key Employees
Fernando Tamez	30	Officer and Director of DS Mexico

Daniel Khesin has served as our President and CEO since our inception. Prior to that time, Mr. Khesin was CEO of DK Design Group, Inc., a professional audio company, where he managed investments, engaged in the incubation of new technology and developed a distribution network from January 2004 to 2005. Previously, Mr. Khesin was Vice President of Operations of Free Razor, LLC, a continuity program for personal care products from 2003 to 2004. Mr. Khesin attended Hunter College. Mr. Khesin was chosen as a director for his experience within the personal care industry.

Michael Paul Strong has served as our Vice President of Sales since its inception. Prior to serving as an officer of our company he was a language instructor in Rio de Janeiro, Brazil. Mr. Strong is responsible for all sales and product distribution activities and oversees our sales, education and marketing personnel. He is fluent in English and Portuguese.

Dr. Keith Markey has served as a director of our company since July 9, 2012.  He has served as science director for Griffin Securities Inc., a FINRA member investment banking firm based in New York City, since November 2007. From 1985 through October 2007 he served in multiple positions ranging from junior analyst through associate research director for Value Line Publishing Co. Dr. Markey is currently a member of the New York Academy of Science and the National Association of Science Writers. Dr. Markey received his undergraduate degree from Syracuse University, PhD from the University of Connecticut and a MBA from New York University. Dr. Markey was nominated to serve on the board due to his experience in science research and investment banking.

Bernhard Opitz has served as a member of our board of directors since November 21, 2012.  He has been serving as Executive Vice President of Cody Laboratories Inc., a manufacturer of APIs and pharmaceutical solutions, since August 2011. Mr. Opitz holds an MS/BS degree in Engineering from the Technical University Graz, Austria. He held various positions in Engineering, Manufacturing, and Product Development for the Bayer group in Germany, Italy and the United States from 1980 to 2000, including Vice President of Operations, and Senior Vice President of Engineering for Bayer Corp. Before joining Cody Laboratories, Mr. Opitz also served as Senior Vice President for Ikonisys, a medical device start-up, as Vice President Engineering for Wells’ Dairy, a privately held company, as Vice President Manufacturing for Nanosphere Inc., a diagnostic company, and as Senior Vice President for Unilife Corp., a medical device company. Mr. Opitz was nominated to serve on the board of directors due to his operational experience.

Matthew Pfeffer has served as a member of our board of directors since November 21, 2012.  He has been Corporate Vice President and Chief Financial Officer of Mannkind Corporation since April 2008. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc. from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, IT, purchasing and facilities functions. Prior to VaxGen, Mr. Pfeffer served as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer has a bachelor’s degree from the University of California, Berkeley and is a Certified Public Accountant. Mr. Pfeffer was nominated to serve on the board of directors due to his accounting and management experience.

Key Employee

Fernando Tamez has served as an executive officer of DS Mexico since 2009, a Mexican company acquired by our company effective November 1, 2012.  Dr. Tamez graduated from Universidad La Salle Facultad Mexicana de Medicina (La Salle University Mexico, School of Medicine) in 2006 with a medical degree. In 2009 he graduated from Universidad Iberoamericana with a degree business administration.

Directors

Our Board of Directors consists of four members: Daniel Khesin, Keith Markey, Bernhard Opitz and Matthew Pfeffer.

Committees of the Board of Directors

During 2012 we established three committees - an (1) audit committee, (2) compensation committee and (3) nominating and corporate governance committee.

Messrs. Markey, Opitz and Pfeffer serve on our audit committee. The audit committee reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.

Mr. Pfeffer has been designated as our “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who: (1) understands generally accepted accounting principles and financial statements: (2) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (3) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; (4) understands internal controls over financial reporting; and (5) understands audit committee functions.

The compensation committee is responsible for establishing and reviewing our compensation and employee benefit policies. The members of the compensation committee are Messrs. Markey and Pfeffer, The compensation committee reviews and recommends to the board for approval the compensation for our Chief Executive Officer and all of our other executive officers, including salaries, bonuses and grants of awards under, and administration of, our equity incentive plans. The compensation committee, among other things, reviews and recommends to the board employees to whom awards will be made under our equity incentive plans, determines the number of options or shares of restricted common stock to be awarded, and the time, manner of exercise and other terms of the awards.

The nominating and corporate governance committee was formed: (1) to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders; (2) to recommend to the board director nominees for each committee of the board; (3) to oversee the evaluation of the board and management, and (4) to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.  The members of the nominating and corporate governance committee are Messrs. Markey and Opitz.

The Nasdaq Marketplace Rules require director nominees to be either selected, or recommended for the board of directors’ selection, either by a majority of our independent directors or our nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting those individuals to recommend to the entire board of directors for election to the board. The committee will consider candidates for directors proposed by security holders. The nominating and corporate governance committee has no formal procedures for submitting candidates and, until otherwise determined, accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. If the committee believes it to be appropriate, committee members may meet with the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire board of directors to stand for election to the board.

The nominating and corporate governance committee intends to identify director nominees through a combination of referrals, including by management, existing board members and security holders, and direct solicitations, where warranted. Once a candidate has been identified the nominating and corporate governance committee reviews the individual’s experience and background, and may discuss the proposed nominee with the source of the recommendation.

Among the factors that the committee will consider when evaluating proposed nominees are their knowledge and experience in business matters, finance, capital markets and mergers and acquisitions. The committee may request references and additional information from the candidate prior to reaching a conclusion. The committee is under no obligation to formally respond to recommendations, although as a matter of practice, every effort is made to do so.

Currently three of our directors, Messrs. Markey, Opitz and Pfeffer, are “independent,” as defined under the NASDAQ Stock Market Listing Rules.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, which is filed as an exhibit to our annual report for the fiscal year ended December 31, 2009, as filed with the SEC. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•

compliance with laws, rules and regulations;

•

conflicts of interest;

•

insider trading;

•

corporate opportunities;

•

competition and fair dealing;

•

discrimination and harassment;

•

health and safety;

•

record keeping;

•

confidentiality;

•

protection and proper use of company assets;

•

payments to government personnel;

•

waivers of the Code of Business Conduct and Ethics;

•

reporting any illegal or unethical behavior; and

•

compliance procedures.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at DS Healthcare Group, Inc., 1601 Green Road, Pompano Beach, Florida 33064, Attention: Mr. Daniel Khesin, or by facsimile (888) 404-7770.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2012.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2012 or 2011.  We refer to these persons as the Named Executive Officers.

2012 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin, Chief Executive Officer and Chief Financial Officer	2012	$218,314	—	—	—	—	—	—	$218,314
	2011	$203,393	—	—	—	—	—	—	$203,383
Leonid Smirnov, Former Vice President(1)	2012	$144,186	—	—	—	—	—	—	$144,186
	2011	$127,081	—	—	—	—	—	—	$127,081
Michael Paul Strong, Vice President	2012	$268,853	—	—	—	—	—	—	$268,853
	2011	$226,089	—	—	—	—	—	—	$226,089

———————

(1)

Resigned effective January 31, 2012. Includes consulting fees received subsequent to his resignation through December 31, 2012.

Employment Agreements

We have not entered into employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

2012 Option Grants To Executive Officers

None.

Director Compensation

During 2012 we appointed three independent members to our board of directors.  Pursuant to independent director agreements, we have agreed to pay our chairman of our audit committee an annual fee of $15,000. In addition, we have issued each independent director restricted stock grants on each director’s respective date of appointment to acquire up to 5,000 shares of our common stock. The grants were issued outside our equity incentive plan and vest in four equal tranches over a 12-month period commencing on each directors date of appointment to the board of directors. The following table summarizes the compensation paid by us to our directors during fiscal 2012.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Dr. Keith Markey	$0	8,250	$8,250
Bernhard Optiz	0	—	0
Matthew Pheffer	0	—	0

Outstanding Equity Awards At Fiscal Year-End

No equity awards have been granted to Named Executive Officers.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2012.

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	500,000

Equity compensation plans not approved by security holders	—	—	—
Total			500,000

In January 2009 the directors and a majority of our shareholders adopted our 2009 Equity Incentive Plan (the “Plan”). We have reserved an aggregate of 500,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this Registration Statement, we have issued no options or restricted stock under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (the “Administrator”). Options granted under the Plan may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of February 28, 2013, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of April 15, 2013, we had 12,168,014 shares of common stock issued and outstanding.  The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1601 Green Road, Suite 301, Pompano Beach, Florida 33064.

For purposes of the table below, we treat shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after April 15, 2013, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage
Daniel Khesin	4,919,448	(1)	38.6%
Michael Paul Strong	2,030,101		16.7%
Leonid Smirnov	749,962		6.2%
Keith Markey	3,750		*
Bernhard Opitz	2,500		*
Matthew Pfeffer	2,500		*
All current officers and directors as a group (5 persons)	6,958,299	(1)	57.1%

———————

(1)

Includes 550,000 shares of common stock underlying outstanding shares of Series A Preferred Stock. Holders of the preferred stock shall be entitled to two votes for each share of common stock underlying shares of preferred stock held and vote together with holders of common stock, except as otherwise required under Florida law. The preferred shares are convertible into shares of common stock on a ten-to-one basis at the earlier of the discretion of the holder of the preferred stock or September 15, 2013.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We describe below certain transactions and series of similar transactions that have occurred since our inception to which we were a party or will be a party, including transactions in which:

•

the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year end for the last two fiscal years; and

•

a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

We currently have three independent members on our board of directors. It is our current policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

In September 1, 2009, we entered into a ten year exclusive distribution agreement for Brazil with Gamma Investors, which also provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of restricted common stock. The agreement was amended and restated in August 2011.  In addition to the distribution of our current product lines, Gamma Investors has committed to provide all required financing necessary to complete the registration and licensing in Brazil for our DS Laboratories line to be sold in Brazil. The licensure process has been completed and we commenced delivery of products to Gamma during mid-December 2012. The principal of Gamma Investors is Ezio da Fonseca. Mr. Fonseca also holds investment and voting control of Phoenix Investment Fund, Inc., which beneficially owned in excess of 5% of our outstanding common stock during the year ended December 31, 2011 and 2012.

During the three months ended March 31, 2011, we began distribution of “NutraOrigin” branded nutraceutical products produced by LBK Group, Inc. under an exclusive distribution agreement with LBK Group. Alex Khesin, our Chairman’s father, is an affiliate of LBK Group. The distribution agreement grants distribution rights to us to originate sales of NutraOrigin products in the United States, in exchange for 30% of the proceeds from net sales arranged by the Company. In addition to the foregoing, in February 2011, we entered into a consulting agreement with Alex Khesin to provide general expertise in marketing and promoting nutraceutical products. The consulting agreement provided for a prepaid fee of $100,000. The consulting agreement expired and during 2012 Alex Khesin became an employee of the Company. His annual salary is approximately $108,000. Effective October 29, 2012, through our wholly-owned subsidiary Nutra Origin Inc., we entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement we have obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, we may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, on the effective date, we issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and paid LBK a fee of $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. From the effective date and through May 15, 2013, we shall pay LBK a fee of $7,500 per month; from May 15, 2013 through the remainder of the term of the agreement, we shall pay LBK a fee of $8,500 per month; and in the event that our sales of the Nutra Origin products exceed $5,000,000 per annum, then such monthly fee shall increase to $15,000 per month. For the year ended December 31, 2011, sales of Nutra Origin products were approximately $191,605.  The purchase cost of the Nutra Origin products was approximately 30% of the gross sales.  Such cost excludes any sales and marketing and general and administrative expense that could be attributable to the products.  Effective October 29, 2012, we acquired the brand “Nutra Origin”.  For the year ended December 31, 2012, sales of Nutra Origin products were approximately $247,000.

In connection with the license agreement, on the effective date of the license agreement, we entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of our common stock, the price per share determined by the closing price of our common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, we issued LBK 15,385 shares of restricted common stock.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors. This code constitutes a “code of ethics” as defined by the rules of the SEC. This code also contains “whistle blower” procedures adopted by our board of directors regarding the receipt, retention and treatment of complaints related to accounting, internal accounting controls or auditing matters and procedures for confidential anonymous employee complaints related to questionable accounting or auditing matters. Copies of the code may be obtained free of charge from our website, www.DSHealthgroup.com. Any amendments to, or waivers from, a provision of our code of ethics that applies to any of our executive officers will be posted on our website in accordance with the rules of the SEC.

Item 14.

Principal Accounting Fees and Services.

Currently, our Board reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm of Cherry Bekaert LLP (“CB”), as well as the fees charged for such services. In its review of non-audit service and its appointment of CB the Company’s independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by CB were approved by the Board, acting as our Audit Committee.  The following table shows the fees for the years ended December 31, 2011 and 2012.

	2011	2012
Audit Fees (1)	$48,500	$114,000
Audit Related Fees (2)	$4,975	$12,000
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate to the review of our most recent Registration Statements on Form S-1, as amended.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement Effective November 1, 2012 (10)
3.1	Amended and Restated Articles of Incorporation dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation dated September 15, 2009 (2)
3.2.1	Articles of Amendment to Amended and Restated Articles of Incorporation effective November 30, 2012 (11)
3.3	Bylaws of Divine Skin, Inc. (1)
4.1	Form of Warrant dated October 4, 2011(6)
4.2	Revolving Demand Note dated March 30, 2012 (8)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.3	Consulting Agreement with Abner Silva dated November 2008 (11)
10.4	Form of Exclusive Distribution Agreement (1)
10.5	Gamma Investors Exclusive Distribution Agreement, as amended and restated (11)
10.6	Form of Regulation S Subscription Agreement (3)
10.7	Form of Section 4(2) Subscription Agreement (3)
10.8	Securities Purchase Agreement dated October 4, 2011(6)
10.9	Registration Rights Agreement dated October 4, 2011(6)
10.10	Demand Loan and Security Agreement dated March 30, 2012 (8)
10.11	Validity Guaranty dated March 30, 2012 (8)
10.14	Cellway International Distribution Agreement dated November 25, 2008 (11)
10.15	WR Group Distribution Agreement dated March 1, 2009 (11)
10.16	License Agreement with LBK Group, Inc. Effective October 29, 2012 (9)
10.17	Purchase Agreement with LBK Group, Inc. dated October 29, 2012 (9)
10.18	Compensation Agreement with Fernando Tamez dated November 12, 2012 (10)
10.19	Performance Agreement dated December 11, 2012 (10)
21.1	List of subsidiaries of the Company (Provided herewith)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics (4)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

———————

*

These exhibits are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we incorporate them by reference.

(1)

Incorporated by reference to registration statement on Form 10 filed with the Securities and Exchange Commission filed May 22, 2009.

(2)

Incorporated by reference to Form 10-Q for the period ended September 30, 2009.

(3)

Incorporated by reference to registration statement on Form S-1, as amended, filed December 12, 2009 (file number 333-163449).

(4)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2009.

(5)

Incorporated by reference to Form 8-K filed February 25, 2011.

(6)

Incorporated by reference to Form 8-K filed October 11, 2011.

(7)

Incorporated by reference to Amendment No. 1 to form 8-K filed July 11, 2011.

(8)

Incorporated by reference to Form 8-K filed April 5, 2012.

(9)

Incorporated by reference to Form 8-K filed November 1, 2012.

(10)

Incorporated by reference to Form 8-K filed January 15, 2013.

(11)

Incorporated by reference registration statement on Form S-1, as amended, filed August 27, 2012 (file number 333-183558).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2013

DS Healthcare Group, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL KHESIN	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman	April 24, 2013
Daniel Khesin

/s/ KEITH MARKEY	Director	April 24, 2013
Keith Markey

/s/ BERNHARD OPITZ	Director	April 24, 2013
Bernhard Opitz

/s/ MATTHEW PFEFFER	Director	April 24, 2013
Matthew Pfeffer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments with respect to the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Cherry Bekaert LLP

Fort Lauderdale, Florida
April 24, 2013

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$412,488	$1,284,343
Accounts receivable, net	2,125,641	1,888,453
Inventory	3,453,950	2,174,784
Prepaid expenses and other current assets	159,164	57,940

Total Current Assets	6,151,243	5,405,520

Furniture and Equipment, net	293,720	53,017
Advances to affiliates	17,973	—
Intangible assets, net	1,674,852	630,317
Other assets	86,888	15,138

TOTAL ASSETS	$8,224,676	$6,103,992

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,032,422	$1,021,313
Credit facility	448,658	—
Other current liabilities	580,407	77,433

Total Current Liabilities	4,061,487	1,098,746

Long Term Debt	45,177	—

TOTAL LIABILITIES	4,106,664	1,098,746

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 5,500,000 and 10,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5,500	10,000
Common stock, $0.001 par value, 300 million shares authorized: 12,119,705 and 10,502,961 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	12,120	10,503
Additional paid-in-capital	9,244,748	6,606,668
Stock subscription	(30,000)	(100,000)
Accumulated deficit	(5,097,990)	(1,506,893)

Total Shareholders' Equity	4,134,378	5,020,278
Non-Controlling Interest	(16,366)	(15,032)

Total Equity	4,118,012	5,005,246

TOTAL LIABILITIES AND EQUITY	$8,224,676	$6,103,992

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

Revenue:
Product sales	$12,170,198	$10,368,735
Less allowances	(945,774)	(695,874)

Net revenue	11,224,424	9,672,861

Cost of Goods Sold	6,749,657	4,751,961

Gross Profit	4,474,767	4,920,900

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,818,937	1,392,609
Other selling and marketing expenses	2,017,603	1,463,873
	3,836,540	2,856,482
General and administrative
Salary and personnel costs	1,662,481	1,203,950
Professional fees and consulting costs	1,385,348	1,070,739
Other general and administrative expenses	1,201,641	783,299
	4,249,470	3,057,988

Total operating costs and expenses	8,086,010	5,914,470

Operating Loss	(3,611,243)	(993,570)

Other Income (Expense)
Interest income	2,172	454
Interest expense	(50,305)	—
Other	36,266	12,224

Total other income (expense)	(11,867)	12,678

Loss Before Taxes	(3,623,110)	(980,892)

Income Tax	—	—

Net Loss	(3,623,110)	(980,892)

Net Loss Attributable to Non-Controlling Interest	16,366	2,292

Net Loss Attributable to Shareholders	$(3,606,744)	$(978,600)

Basic and Diluted Earnings per Share:
Weighted average shares	11,106,145	10,061,123
Loss per share	$(0.33)	$(0.10)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

Consolidated Statements of Changes in Equity

For the Period From January 1, 2011 to December 31, 2012

					Additional	Subscription/		Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

January 1, 2011	10,000,000	$10,000	9,496,100	$9,496	$2,909,924	$(70,000)	$(528,293)	$2,331,127	$(12,740)	$2,318,387

Shares Issued:
Sold to private investors			803,928	804	2,068,696			2,069,500		2,069,500
Less: Issuance costs					(459,769)			(459,769)		(459,769)
For services
Investor relations			8,500	9	34,592	(30,000)		4,600		4,600
Employee/associate compensation			18,005	18	70,078			70,096		70,096
Consulting			10,064	10	42,141			42,151		42,151
Sold to Securities Purchase Agreement Investors			617,857	618	1,729,382			1,730,000		1,730,000
Less: Issuance costs					(164,774)			(164,774)		(164,774)

Shares Cancelled / Surrendered:
Surrendered by founders			(701,781)	(702)	702			—		—

Warrants and Options:
Vested for trading symbol					192,000			192,000		192,000
Issued for financial consulting services					134,244			134,244		134,244
Exercised			250,288	250	24,778			25,029		25,029
Issued for Placement Agent fees on Securities Purchase Agreement					24,674			24,674		24,674

2011 Net Loss							(978,600)	(978,600)	(2,292)	(980,892)

December 31, 2011	10,000,000	$10,000	10,502,961	$10,503	$6,606,668	$(100,000)	$(1,506,893)	$5,020,278	$(15,032)	$5,005,246

(continued)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

Consolidated Statements of Changes in Equity (Continued)

For the Period From January 1, 2011 to December 31, 2012

					Additional	Subscription/		Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity	Interest	Equity

December 31, 2011	10,000,000	$10,000	10,502,961	$10,503	$6,606,668	$(100,000)	$(1,506,893)	$5,020,278	$(15,032)	$5,005,246

Shares Issued:
Sold to private investors			292,000	292	731,708			732,000		732,000
Less: Issuance costs					(146,400)			(146,400)		(146,400)
For services
Investor relations			104,697	105	237,289	70,000		307,394		307,394
Employee/associate compensation			58,249	58	158,857			158,915		158,915
Distributor award			78,704	79	234,060			234,139		234,139
Consulting			2,000	2	3,998			4,000		4,000
Purchase Mexican distributor			600,000	600	1,302,400			1,303,000		1,303,000
Fair value adjustment of Mexican distributors					2,879			2,879		2,879
Purchase brand rights			15,385	15	49,985			50,000		50,000
Fractional shares from reverse split			9					—		—

Shares Cancelled / Surrendered:
Issued in error and returned			(20,000)	(20)	(55,980)			(56,000)		(56,000)
Surrendered			(5,000)	(5)	(16,795)			(16,800)		(16,800)

Warrants and Options:
Vested for trading symbol					128,000			128,000		128,000
Exercised			40,700	41	4,029			4,070		4,070

Preferred shares converted	(4,500,000)	(4,500)	450,000	450	4,050			—		—

Disposal of Brazil distribution joint venture							15,647	15,647	15,032	30,679

2012 Net Loss							(3,606,744)	(3,606,744)	(16,366)	(3,623,110)

December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$4,134,378	$(16,366)	$4,118,012

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(3,623,110)	$(980,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,023	200,722
Bad debts	94,534	41,032
Inventory obsolescence	500,000	112,652
Stock issued for services	704,448	116,847
Warrants issued for financial services	4,070	134,244
Warrants vested for other services	128,000	192,000
Changes in operating assets and liabilities:
Accounts receivable	48,800	(1,304,182)
Inventory	(1,619,788)	(993,105)
Prepaid expenses and other current assets	(130,961)	(5,644)
Accounts payable and accrued expenses	1,347,237	417,003
Other current liabilities	443,574	56,270
Net cash used in operating activities	(1,810,173)	(2,013,053)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(160,753)	(50,945)
Purchase of injection molds	(38,426)	—
Disposal of Brazil Joint Venture	4,678	—
Purchase of brand rights	(143,847)	—
Purchase of Mexican distributor	297,452	—
Security deposits	(36,144)	2,305
Net cash used in investing activities	(77,040)	(48,640)

Cash Flows from Financing Activities:
Net proceeds of credit facility	448,658	—
Net proceeds of notes payable	53,900	—
Proceeds from sale of stock to others	—	2,069,500
Less Issuance costs	—	(459,769)
Proceeds from sale of stock under securities purchase agreement	732,000	1,730,000
Less Issuance costs	(146,400)	(140,100)
Stock returned and cancelled	(72,800)	—
Net cash provided by financing activities	1,015,358	3,199,631

(Decrease) Increase in cash	(871,855)	1,137,938
Cash, Beginning of Period	1,284,343	146,405

Cash, End of Period	$412,488	$1,284,343

Supplemental Information:
Cash paid for interest	$42,160	$—
Cash paid for taxes	$—	$—

Non-Cash Items:
Acquisition of Mexican distributor	$1,303,000	$—

See accompanying notes to consolidated financial statements

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
PPM	Private Placement Memorandum
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
SPA	Securities Purchase Agreement
12-YTD	Twelve months ended December 31, 2012
11-YTD	Twelve months ended December 31, 2011
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”, ”DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007.  Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products. We currently offer products are within the following broad product categories:

•	Hair Care
•	Skin Care
•	Health and Personal Care

History of the Company

The Company was incorporated in January 2007 and capitalized with the assets recovered from a terminated predecessor New York corporation.  DS Laboratories, Inc. (a Florida corporation) was also incorporated in January 2007.  The companies were founded by common shareholders.

In the first quarter of 2009,

•

the Company acquired 100% of the outstanding shares of DS Laboratories, Inc. (a Florida corporation) and Sigma Development and Holding Co., Inc. (a Florida corporation) (“Sigma”), both for a nominal amount. DS Laboratories has been idle since its inception in 2007.

•	Sigma was founded as an upscale brand addition to the Company’s product portfolio.
•

Polaris Labs, Inc. (a Florida corporation) was founded to distribute versions of the Company’s products that, for marketing purposes, are sold through physicians and foreign distributors under the Polaris brand.

The primary operating entity is DS HealthCare Group, Inc. (formerly Divine Skin, Inc.) and currently conducts its business under the “DS Laboratories” and “Divine Skin” trade names.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

In the first quarter of 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer.  Our Chief Executive Officer’s father is part owner and COO of the manufacturer of Nutra Origin brand products.

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement.  In exchange for 100% ownership in the joint venture, our Brazilian distributor has fully funded the product development and licensing of our products in Brazil.  We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution.  We commenced sales in the forth quarter 2012.  As of December 31, 2012, the Company had invested $26,000 in this venture which will be repaid by our distributor.

In the second quarter of 2012, we engaged in negotiations to license or acquire the Nutra Origin brand. Negotiations were completed and closed in the fourth quarter of 2012 whereby we pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand. As part of the closing, we issued $50,000 in DSKX stock and granted a 7% equity interest in a newly formed subsidiary, Nutra Origin, Inc. We also acquired the 100% of the Pure Guild brand license (see Note 6).

In the fourth quarter of 2012, we closed on the acquisition of Divine Skin Laboratories, S.A. de CV, our Mexican Distributor (“DS Mexico”). (see Note 19).

We also completed a 10:1 reverse split and effected a name change to DS Healthcare Group, Inc. during the fourth quarter of 2012. All share and per share information contained in this report gives retroactive effect to the 10:1 reverse split.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its wholly owned operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV.  Also included in the consolidated financial statements are the activities of Velocity Storage and Packaging, LLC, and Wally Group, LLC which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our exclusive Brazilian distribution agreement,
•	Estimates of value of equity transactions for services rendered,

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Estimates of returned or damaged product, and
•	Estimates made in our deferred income tax calculations.
•	Estimates made with respect to the fair values of assets acquired and liabilities assumed in our acquisition of DS Mexico.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances.  At December 31, 2012 and December 31, 2011, the provision for uncollectable accounts was $373,981 and $114,791 respectively.  At December 31, 2012 and December 31, 2011, the Company provided $110,000 and $100,252, respectively for defectives and product returns and $60,000 and $12,400, respectively for advertising credits.

Inventory

Inventory is reported at the lower of cost or market on the first-in, first-out (“FIFO”) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $46,678 and $16,788 in depreciation expense during the years ended December 31, 2012 and 2011, respectively.  Accumulated depreciation was $101,972 and $59,616 at December 31, 2012 and December 31, 2011, respectively.  Expenditures for repairs and maintenance of equipment are charged to expense as incurred.  Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Term Debt

Interest expense is recognized on the outstanding loan obligation as incurred and is recorded in “Interest Expense”. The Company entered into the loan agreement on December 10, 2012. (see Note 10).

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the following:

DS Laboratories Brazil, LTDA – During part of 2011 the Company owned 51% of DS Laboratories Brazil, LTDA. During the third quarter of 2011, the Company finalized its disposal of its interests in DS Laboratories Brazil, LTDA and consequently it ceased to be a subsidiary and any non-controlling interest from this enterprise was eliminated.

Nutra Origin, Inc. – During Q412 the Company completed its license of the Nutra Origin brand.  In addition, the Company established a new subsidiary to operate the Nutra Origin brand.  As part of the license agreement, the licensor was granted a 7% non-controlling interest in the newly formed subsidiary.

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

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred.  Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $196,108 and $152,726 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”.  Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Vested warrants for 253,893 shares and vested options for 32,633 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

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

Functional Currency

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entity operating outside of the United States is the Mexican peso. We translate their financial statements into U.S. dollars as follows:

•

Assets and liabilities are translated at the exchange rate in effect as of the financial statement date.

•

Income statement accounts are translated using the weighted average exchange rate for the period.

We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. There are currently no transactions of a long-term investment nature, nor any gains or losses from non-U.S. currency transactions.

NOTE 3. – LIQUIDITY

As of December 31, 2012, we had approximately $412,488 in cash and cash equivalents. The accompany consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operation losses since our inception, and such operation losses have continued through December 31, 2012. We have financed our operations primarily through the issuance of shares of our common stock and the issuance of promissory notes. At December 31, 2012, we had an accumulated deficit of approximately $5,097,990. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses and success of new and existing products. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. – LIQUIDITY (Continued)

classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•

Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

•

Curtailing our rate of expansion until our cash flow improves and we can recommence these activities with appropriate working capital or funding.

•

Curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate working capital of funding.

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the entity is not required to take further action. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s financial position, results of operations or cash flows.

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

NOTE 5. – INVENTORY

Significant components of inventory at December 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011

Bulk product and raw materials, net	$1,902,331	$1,600,032
Work in process	237,284	—
Merchandise inventory	1,074,833	375,810
Inventory in transit	239,502	198,942
	$3,453,950	$2,174,784

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

Management evaluated the inventory at December 31, 2012 and December 31, 2011. In 2011, any obsolete inventory was excluded from our reported inventory value and accordingly no allowance was considered necessary at December 31, 2011. At December 31, 2012, a $500,000 allowance for slow moving and obsolete inventory was considered necessary and recorded by the Company.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011
Advances to employees and associates	$—	$28,273
Prepaid rent	21,200	13,000
Prepaid insurance, net of amortization	24,304	—
Deferred issuance costs, net of amortization	61,828	—
Prepaid consultant services, net of amortization	—	16,667
Prepaid VAT	30,228	—
Other prepaids	21,604	—
	$159,164	$57,940

Advances to employees and associates – These advances are made on a short term basis to associates and non executive employees and are repaid through periodic deductions from the payments to associates or payroll deductions from employees.

Prepaid rent – Represents the temporary timing of rent payments.

Prepaid insurance – Represents the temporary advance of deposits and scheduled premium payments made in excess of premiums amortized over the policy period.  These advances totaled approximately $69,431 of which $45,127 has been amortized during 2012.

Deferred issuance costs – These advances were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 9, which consisted of loan origination fees, legal and due diligence fees.  These deferred issuance costs totaled approximately $98,924 of which $37,096 has been amortized since origination of the financing during the second quarter of 2012.

Prepaid consultant services – During the 2nd and 3rd quarters of 2010, we advanced funds to a consultant, who is our CEO’s father, to provide operational guidance in connection with our health care products, which were launched in 2011.  The agreement has been fully advanced and $16,667 was expensed in the first quarter of 2012, completing the contract, which is now expired.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(243,750)	(168,750)
Net distribution rights	506,250	581,250

Pure Guild brand rights	159,086	106,667
Less: Accumulated amortization	(77,790)	(57,600)
Net brand right	81,296	49,067

Nutra Origin license	144,307	—
Less: Accumulated amortization	(6,500)	—
Net license	137,807	—

DS Mexico Customer list	932,000	—
Less: Accumulated amortization	(16,945)	—
Net customer list	915,055

Goodwill	34,444	—
	$1,674,852	$630,317

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. – INTANGIBLE ASSETS (Continued)

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil.  The transaction was valued at $2.50 per share.  The Company, through its exclusive distributor and former joint venture partner, is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which is planned for introduction in the 4th quarter of 2012.  $75,000 was amortized during both 12-YTD and 2011-YTD.  During, the 3rd quarter of 2011, due to the costs involved, the Company entered into agreement with its former joint venture partner, whereby the former joint venture partner agreed to provide all required financing for the product in exchange for 100% ownership of the joint venture. The Company retained its distribution rights.

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network.  As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $52,420, based on the original sales price.  Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years.  We have evaluated the asset and determined that no impairment was considered necessary. $20,190 and $25,600 has been amortized during 2012 and 2011, respectively.

Nutra Origin brand license – We completed our negotiations to secure an exclusive license to use the Nutra Origin brand from our supplier. We have been distributing the Nutra Origin brand products for nearly a year and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our health and personal care product offerings into the nutraceutical market. Our CEO’s father is a part owner and was COO of the company that owns the Nutra Origin brand. He is now our Nutra Origin product manager. Our agreement requires us to pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand, plus $50,000 in DSKX common shares. The agreement contains certain performance clauses for both parties, which permit cancellation by us after 3 years and permit cancellation by the seller if we fail to maintain stipulated minimum sales.

Mexican Customer list – In connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired the customer list which was recorded at its fair value as determined by management utilizing the services of an independent appraiser.  The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $16,945 of amortization expense in 2012.  The Company will assess the asset for impairment annually. At December 31, 2012 no impairment was considered necessary.

Goodwill – Also in connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired.  Its fair value as determined by an independent appraiser.  The asset is not being amortized, however the Company will access the asset for impairment annually. At December 31, 2012 no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the next years.

	2013	2014	2015	2016	Beyond	Total
Asset:
Brazil distribution rights	$75,000	$75,000	$75,000	$75,000	$206,250	$506,250
Pure Guild brand rights	14,780	14,780	14,780	14,780	22,176	81,296
Nutra Origin brand license	46,273	46,273	45,261	—	—	137,807
Mexican Customer list	101,670	101,670	101,670	101,670	508,375	915,055
	$237,723	$237,723	$236,711	$191,450	$736,801	$1,640,408

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at December 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011

Trade payables	$2,327,540	$779,945

Accrued expenses:
Advertising and marketing	60,264	115,136
Production materials	36,599	—
Human resources	77,500	12,500
Lease	25,000	—
Bank fee accrual	8,631	6,207
Fees / interest	10,381	—
Consulting services accrual	500	34,415
Labor accrual	32,430	28,709
Other	25,208	—
Deferred rent	13,023	9,401
Sales commission	362,346	35,000
Professional fees - accounting	9,000	—
Professional fees - investor relations	44,000	—
	$3,032,422	$1,021,313

Trade payables – Consist of liabilities arising in the normal course of business, evidenced by invoices and are generally incurred in connection with the acquisition of materials, inventory or outside services. The Company has fueled its expansion in 2012 in part by securing significant support from its vendors and suppliers.

Accrued expenses – Represents commitments made for goods or services provided during 12-YTD where the activity does not normally generate an invoice that can be recorded as a trade payable such as accrued commissions or where invoices were received subsequent to the end of the reporting period but the goods or services were provided prior to the end of the reporting period.

NOTE 9. – OTHER CURRENT LIABILITIES

Significant components of other current liabilities at December 31, 2012 and December 31, 2011 consist primarily of:

	2012	2011

Customer deposits	$22,689	$18,785
Credit cards	117,006	58,647
Taxes payable	78,989	—
Shareholder loan	353,000	—
Current portion of long term debt (see Note 10)	8,723	—
	$580,407	$77,432

Shareholder Loan - On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder.  This loan is non-interest bearing and matures on December 11, 2013.  We also received a loan from Daniel Khesin, our Chief Executive Officer for $39,000. This loan is an unsecured, non-interest bearing and matures on December 25, 2013.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. – DEBT FINANCING

Credit Facility - On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions.  As of December 31, 2012, the Company had $446,658 outstanding and $410,251 available to borrow based on its advance formulas for qualified accounts receivable and finished goods inventory.

We are currently in compliance with the covenants under the credit facility, with the following exceptions;

(1)

Under the terms of the credit facility, we are required to obtain a life insurance policy on the Company’s Chief Executive Officer. We are in the process of obtaining the life insurance policy and the requirement has been waived until May 31, 2013

(2)

We are required to submit our annual financial statements within 90 days of year end. Our current annual filing for December 31, 2012 is in process and currently on extension. The bank has been made aware of the status of our filing.

(3)

We did not file our tax return within the extended time period as permitted by the Internal Revenue Service. We have since filed our tax return.

(4)

During the 4th quarter of 2012, certain invoices submitted for financing were improperly supported. Upon our detection of this deficiency, we notified the bank and they are issuing a waiver.

Long Term Debt – On December 10, 2012 the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment.  The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest.  The first payment was required on February 18, 2013.  No interest expense from this loan was recognized in 2012 due to its immateriality.

Principal payout over the life of the loan is as follows:

	2013	2014	2015	2016	2017	2018	Total
Long Term Debt	$8,723	$10,073	$10,689	$11,343	$12,036	$1,036	$53,900

NOTE 11. – COMMITMENTS AND CONTINGENCIES

During 2012 and 2011, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company leased its corporate headquarters (“HQ”) office space located in Miami Beach, Florida, on a month to month basis at $5,700 per month or $68,400 on an annual basis, which was terminated during the fourth quarter of 2012.

•

In October 2012, the Company entered into a lease, which added 1,525 square feet of additional space and renewed its existing lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.

•	The Company leased 13,137 square feet of warehouse and production space in Pompano Beach, Florida. The lease provided for monthly rent of $6,350 and expired on October 15, 2012.

•

In fourth quarter of 2012, the Company entered into a lease for 50,000 square feet in warehouse and office space located in Deerfield Beach, Florida. The lease provides for monthly rent of $20,000 in the first six months and $27,000 per month thereafter. The lease term is for 22 months.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years are as follows:

	2013	2014	2015	2016	Beyond	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$303,000	$189,000	$—	$—	$—	$492,000
Ashville, North Carolina (Sales)	56,695	56,695	56,695	—	—	170,085
	$359,695	$245,695	$56,695	$—	$—	$662,085

Pending and threatened litigation –

•

The Company has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided.  In 2011, we received 5 supplier claims for certain advertising, human resource and consulting matters that we are disputing and filing counter claims.  We settled four of these claims in 2012 and structured payouts representing our estimate of the amount due of $162,764 and $143,052 at December 31, 2012 and December 31, 2011, respectively.

•

On June 13, 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby we paid a third party approximately $20,000 and 23,000 shares of restricted common stock in consideration of investor relations and consulting services. We have demanded return of the 23,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. We intend to vigorously defend this claim.

•

During 2011, we also filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.

•

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former employee of Evolution Model Management, Inc. claiming wrongful termination.  We were named because we originally hired the employee rather than Evolution Model Management, as the latter was not yet an established entity. On December 2, 2012, we entered into a settlement agreement and release of claims whereby we agreed to pay the plaintiff an aggregate of $77,500, payable in three equal installments. The final payment was made in April 2013.

•

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. Management intends to vigorously defend the action and contends the suit is without merit as the contractor was dismissed for cause. Accordingly, management has not provided a contingency reserve for this matter.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. – COMMITMENTS AND CONTINGENCIES (Continued)

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials.  Purchase orders outstanding at December 31, 2012 totaled $1,404,713.

Contract contingencies

Our distribution agreement with Gamma Investors provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million.

NOTE 12 – EQUITY

Common Stock Sold Privately

During the first quarter of 2010, the Company began selling its common stock to qualified investors, at a purchase price between $1.50-$2.50 per share (the “PPM”). The offering was conducted on a “best efforts” basis with respect to all shares. The offering also provides that the Company shall pay the selling agents the following fees and commissions: 15% sales commission, a 5% due diligence fee and payment of expenses of up to 10% of the gross proceeds.

The following table summarizes transactions under the private offering as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds

2010	450,600	$1.90	$844,500	$(249,600)	$594,900
2011
Q1 2011	325,721	$2.50	821,000	(223,651)	597,349
Q2 2011	353,083	$2.60	916,250	(179,974)	736,276
Q3 2011	125,124	$2.70	332,250	(56,144)	276,106
Q4 2011	—	$—	—	—	—
	803,928	$2.70	$2,069,500	$(459,769)	$1,609,731
	1,254,528	$2.30	$2,914,000	$(709,369)	$2,204,631

There were no additional private sales in 12-YTD.

Common Stock Sold Under Securities Purchase Agreement (SPA)

On October 4, 2011, the Company and certain accredited investors entered into a SPA and completed a closing of a private offering of 617,857 shares of the Company’s Common Stock, par value $0.0001 per share and warrants to purchase up to an aggregate of 155,465 shares of Common Stock, for aggregate gross proceeds of $1,730,000. The warrants are exercisable for five years from issuance at $5.00 per share and may be exercisable on a cashless basis in certain instances if the underlying shares are not registered under a registration statement. The number of shares of Common Stock to be received upon the exercise of the Warrants and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions.

Wilmington Capital Securities, LLC (the “Placement Agent”) received a selling commission in cash of 7% of the gross proceeds ($121,100), with an additional $10,000 expense allowance. In addition, the Company issued the Placement Agent a warrant to purchase up to 44,980 shares of Common Stock.

The Company incurred other issuance costs and expenses associated with the SPA, paid in the form of cash or warrants, for an additional $33,674.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – EQUITY (Continued)

In accordance with the terms of the SPA, the Company registered 818,302 common shares effective January 26, 2012.

The following table summarizes transactions under the SPA as follows:

Period	Common Shares	Price	Gross Proceeds	Issuance Costs	Net Proceeds

Q4 2011	617,857	$2.80	$1,730,000	$(164,774)	$1,565,226

Other Issues of Common Stock

When shares are issued in lieu of cash for goods or services, such goods or services are valued based upon the shares issued multiplied by the closing price of the stock on the date immediately preceding.

During the first quarter of 2011, the Company issued 7,800 shares for services provided by an employee and consultants valued at $4.20 per share, which resulted in an expense of $33,180.

During the second quarter of 2011, the Company issued 11,264 shares for services provided by employee and consultants valued at $3.70 - $4.20 per share, which resulted in an expense of $45,661.

During the third quarter of 2011, the Company issued 15,579 shares for services provided by employee and consultants valued at $3.80 - $4.00 per share, which resulted in an expense of $60,598.

During the fourth quarter of 2011, the Company issued 1,926 shares for services provided by consultants valued at $3.80 per share, which resulted in an expense of $7,408. In addition, a consultant exercised warrants for 123,621 common shares and vested options for 126,667 common shares, totaling 250,288 common shares for $25,029.

During the first quarter of 2012, the Company issued 28,182 shares for services provided by two employees valued at $3.10 - $3.20 per share, which resulted in an expense of $89,182 in aggregate.  The Company also issued 8,824 shares as an award for achieving business goals.  The shares were valued at $3.40, which resulted in an allowance offsetting revenues of $30,000.

During the second quarter of 2012, the Company issued 108,764 shares for services provided by six associates valued at $2.00 - $2.80 per share, which resulted in an expense of $241,528 in aggregate.  The Company also issued 38,514 shares as an award for achieving business goals at $2.60, which resulted in an allowance offsetting revenues of $100,000. In addition, a consultant exercised vested options for 40,700 common shares for $4,070.

During the third quarter of 2012, the Company issued 28,000 shares for services provided by an IR firm and a former associate valued at $2.20 - $3.20 per share, which resulted in an expense of $69,600 in aggregate.  Also during the quarter, two founders converted 450,000 shares of preferred stock into 450,000 of common shares.  The Company also issued 292,000 shares to existing shareholder investors at $2.50 per share or $732,000 from which $146,400 in fees were paid to the selling agent, resulting in net proceeds of $585,600 to the Company.

During the fourth quarter of 2012, the Company issued 31,367 shares to a distributor for achieving sales goals valued at $3.32 per share, which resulted in a sales allowance of $104,138 in aggregate.   In connection with our license of the Nutra Origin brand, we issued 15,385 shares valued at $3.25 per share, which resulted in an increase in our brand rights intangible asset of $50,000.

Surrender of Common Stock

During the third quarter of 2011, the 3 principal founding shareholders voluntarily surrendered 701,780 common shares, collectively.

During the third quarter of 2012, an IR firm surrendered 20,000 shares previously issued for services not fully earned and previously valued at $2.80 per share, which resulted in a return to equity of $56,000 in aggregate.

During the fourth quarter of 2012, an IR firm returned 5,000 shares valued at $3.36 per share, which resulted in a recovery of $16,800.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – EQUITY (Continued)

Warrants

During the first quarter of 2011, the Company continued to sell shares of its common stock under the PPM originated in 2010, as governed by Regulation S. These sales of common shares also provided a grant warrants to the selling agent under the same terms disclosed above.  Accordingly, the Company issued warrants based on the private sale of common shares as follows:

Period	Common Shares Sold	Qualified Warrants	Per Share Value	Warrant Value
2011
Q1 2011	325,721	$30,510	$4.40	$134,244
Q2 2011	353,083	—	3.60	—
Q3 2011	125,124	—	3.80	—
Q4 2011	—	—	3.50	—
	803,928	$30,510	$3.00	$134,244

Effective for second and third quarter of 2011, the selling agent waived his rights to receive warrants.  Accordingly, the Company issued no warrants related to the private sale of shares and accrued no expense for financial consulting services.  During fourth quarter of 2011, no shares were sold privately since the terms of the SPA preclude such activities.

In fourth quarter of 2011 the Company completed a closing of a private offering of 617,857 shares of the Company’s Common Stock, under an SPA.  (see Common Stock Sold Under Securities Purchase Agreement (“SPA”)).  The SPA provides the investors with warrants to purchase an aggregate of 155,465 shares of Common Stock.  In addition, the SPA also granted warrants to purchase 49,349 shares of Common Stock as fees for assisting in the SPA closing.

The following tables present the status of all warrants outstanding at December 31, 2012 and December 31, 2011, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	143,111	$0.10	3.25	$—
Issued	234,403	0.10	4.0	—
Exercised	(123,621)	0.10
Forfeited	—	—
Outstanding at December 31, 2011	253,893	$0.10	4.0	$—
Exercisable at December 31, 2011	253,893	$0.10	4.0	$—

Year Ended December 31, 2012
Outstanding at January 1, 2012	253,893	$0.10	4.0	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	253,893	$0.10	3.21	$—
Exercisable at December 31, 2012	253,893	$0.10	3.21	$—

No warrants were issued in 2012, however the value of the warrants issued in 2011 were determined using the Black-Scholes-Merton option pricing model and were based on the following assumptions:

	2012	2011
Expected term	n/a	5.0 yrs
Risk free interest rate		.9%
Stock price volatility		25.0%
Dividend yield		0

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. – EQUITY (Continued)

Option

The selling agent engaged by the Company has also entered into a Consulting Agreement under which he assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 200,000 shares of common stock at an exercise price of $0.10 per share. At grant date, the option was valued based on the offering price of the PPM of $2.50 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 20,000 shares per quarter.  During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting. As a result of the structured vesting, the Company recognized $128,000 in 12-YTD and $192,000 in 11-YTD.  At December 31, 2012 the warrants were fully expensed.

The following tables present the status of all options outstanding at December 31, 2012 and December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2011
Outstanding at January 1, 2011	200,000	$0.10	3.0	$720,000
Issued	—	—
Exercised	(166,667)	$0.10
Forfeited	—	—
Outstanding at December 31, 2011	73,333	$0.10	3.0	$264,000
Exercisable at December 31, 2011	20,000	$0.10	3.0	$72,000

Year Ended December 31, 2012
Outstanding at January 1, 2012	73,333	$0.10	3.0	$264,000
Issued	—	—
Exercised	(40,700)	$0.10
Forfeited	—	—
Outstanding at December 31, 2012	32,633	$0.10	2.16	$107,690
Exercisable at December 31, 2012	32,633	$0.10	2.16	$107,690

No options were issued in 12-YTD and 11-YTD.

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law.  The preferred stock automatically converts into common stock on a ten-to-one basis in September 2012.  Two of the founders converted 4,500,000 preferred shares into 450,000 common shares. The remaining 5,500,000 shares are held by the remaining founder and CEO of the Company. The automatic conversion was extended until September 15, 2013.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. – INCOME TAXES

The provision for income taxes for 12-YTD and 11-YTD is summarized as follows:

	2012	2011

Current:
Federal	$—	$—
State	—	—
Non-U.S.	—	—
	—	—
Deferred:
Federal	(1,259,260)	(233,170)
State	(95,418)	(21,652)
Non-U.S.	(854)	—
Increase in valuation allowance	1,355,532	254,822

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for 12-YTD and 11-YTD was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

The provision for income taxes for 12-YTD and 11-YTD differs from the amount computed by applying the federal statutory rate to loss before provision (benefit) for income taxes as follows:

	2012		2011

Expected provision (benefit) at statutory rate	(35.0%	)	(35.0%	)
State taxes	(3.6%	)	(3.3%	)
Non-U.S.	—%		—%
Non-deductible expenses	—%		—%
Increase in valuation allowance	38.6%		38.3%

Total provision (benefit) for income taxes	—%		—%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2012 and December 31, 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$1,670,009	$533,599
Stock-based compensation	216,193	—
Accrued interest	2,076	—
Total deferred tax assets	1,888,277	533,599
Valuation allowance	(1,888,277)	(533,599)
Net deferred tax assets	$—	$—

As of December 31, 2012 and December 31, 2011 the Company had a valuation allowance on its deferred tax assets of $1,888,277 and $533,599, which relates primarily to net operating losses. The valuation allowance increased $1,354,678 during 2012.

As of December 31, 2012 and December 31, 2011, the Company had net operating loss carry-forwards of $4,329,251 and $1,134,528, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2029 and ending on 2031.

As of December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and accordingly no related accrued interest or penalties.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. – INCOME TAXES (Continued)

The Company follows the provisions of ASC Topic 740-10, "Accounting for Uncertainty in Income Taxes" which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC Topic 740, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2012 and 2011. The Company's federal income tax returns since 2009 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

NOTE 14. – 2009 EQUITY INCENTIVE PLAN

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

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 500,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita which represent 20% of total sales.  Other products, which individually exceed 5% of total sales, are Revita Cor, Spectral DNC-N and Spectral DNC, which collectively account for another 20% of total sales. We also sell “intro deals”, which are an assortment of these primary products, as a means of introducing our products to new customers.  Sales of intro deals accounted for 7% of our total sales.  The Company sells its products to several types of customer, which primarily include distributors and salons, two of which represent individually in excess of 10% of total sales during 12-YTD and 11-YTD.  During 12-YTD our top six customers generated 42% of our sales.

Sales to 10% or greater these customers during 12-YTD and their accounts receivable at December 31, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$1,189,899	10%	$ 95,008	4%
C	$1,470,277	13%	$459,875	18%

Sales to 10% or greater customers during 11-YTD and their accounts receivable at December 31, 2011 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

A	$1,459,899	15%	$158,383	14%
B	$1,258,884	13%	$ 86,746	4%

NOTE 16. – SIGNIFICANT VENDORS

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

Purchases from significant vendors during 12-YTD and their accounts payable at December 31, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$1,074,456	19%	$ 84,369	5%
C	$ 732,737	13%	$157,916	9%

Purchases from significant venders during 11-YTD and their accounts payable at December 31, 2011 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$1,177,768	27%	$ 0	0%
C	$ 542,152	12%	$122,760	16%

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on fundamentally one business segment although it does distribute its products on a world-wide basis.  Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia.  We consider these customers as based in North America.  However our sales to true international distributors who distribute our product outside North America have been increasing.  We have also recently acquired our distributor in Mexico, the results of which are more fully discussed in Note 19.

Information about the Company’s geographic operations for the year ended December 31, 2012 and 2011 is as follows:

	2012	2011

Net Revenue:
North America	$7,185,641	$8,045,645
International	4,038,783	1,627,216
	$11,224,424	$9,672,861

Furniture and Equipment, Net:
North America	$169,859	$53,017
International	123,861	—
	$293,720	$53,017

NOTE 18. – CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

NOTE 19. – ACQUISITION OF MEXICAN DISTRIBUTOR

Effective November 1, 2012, the Company purchased essentially 100% of the outstanding common stock of Divine Skin Laboratories, S.A. DE C.V. (“DS Mexico”) from the sole shareholder pursuant to a Share Exchange Agreement. In accordance with Mexican law, Mexican companies must have two shareholders therefore the principal seller will retain one share of common stock of DS Mexico.

DS Mexico is in the business of selling, distributing and marketing the Company’s products throughout Mexico.  The Company acquired DS Mexico in order to obtain customers and vertically integrate its operations directly in the Mexican market.

In consideration for the nearly 100% interest in DS Mexico, the Company issued 450,000 shares of the Company’s common stock valued at $2.60 per share, based on an independent third party valuation.  The Company also forgave $38,415 of invoices due from DS Mexico between April 1, 2012 and September 30, 2012.  Following the closing date the sole shareholder shall receive up to an aggregate of an additional 150,000 shares of DSKX Common Stock (as adjusted for a stock split, recapitalization or similar transaction) as follows:

(i)

50,000 shares of DSKX Common Stock in the event that annual net revenues of DS Mexico are equal to or greater than $4,000,000 during any calendar year period;

(ii)

50,000 shares of DSKX Common Stock in the event annual net revenues of DS Mexico are equal to or greater than $5,000,000 during any calendar year period following satisfaction of (i); and

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii)

50,000 shares of DSKX Common Stock in the event annual net revenues of DS Mexico are equal to or greater than $6,000,000 during any calendar year period following satisfaction of (ii).

In connection with the Share Exchange Agreement, the Company issued 600,000 shares of its stock, of which 450,000 shares have been delivered as of December 31, 2012. The remaining 150,000 shares is held in escrow by the Company to be delivered upon completion of the performance measures as stipulated by the Share Exchange Agreement.

The present value of the consideration expected to be paid as part of this agreement is $1,341,015, as calculated below:

•

450,000 shares issued and valued at $2.60 per share, for a total of $1,170,000.

•

51,000 contingent shares valued at $2.60 per share, for a total of $132,600.

•

Forgiveness of $38,415 of invoices due from DS Mexico.

The price per share and the estimated contingent shares to be issued in connection with this agreement were based upon a third party valuation.

The Company incurred approximately $5,000 in profession fees in connection with its acquisition of DS Mexico in 2012.

The following summarizes the fair value of the assets and liabilities acquired:

Cash	$127,321
Accounts receivable	380,522
Inventory	159,379
Prepaid and other current assets	87,125
Property and equipment, net	126,628
Customer list	932,000
Goodwill	34,444
Accounts payable	(455,726)
Other current liabilities	(50,678)
Total net assets acquired	$1,341,015
Aggregate purchase price	$1,341,015

The assets acquired were recorded at preliminary estimates of fair values determined by management, based on information currently available and on current assumptions as to future operations, and were revised upon the completion of acquisition accounting and the finalization of asset valuations.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DS Mexico as if the acquisition had occurred as of January 1, 2011. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed as of January 1, 2011. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. – ACQUISITION OF MEXICAN DISTRIBUTOR (Continued)

DS HEALTHCARE GROUP, INC.

PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

	DS Healthcare Group, Inc. (Consolidated)	Divine Skin Laboratories, S.A. DE C.V.	Adjustment		Eliminations		ProForma Consolidated Statement of Operations

Net Revenues	$9,274,264	$1,950,160			(522,472)	(b)	$10,701,952
Cost of Goods Sold	5,884,178	865,479			(522,472)	(b)	6,227,185
Gross Profit	3,390,086	1,084,681					4,474,767

Operating Costs and Expenses:
Selling and marketing	3,836,540	—					3,836,540
General and administrative	3,290,687	958,783	101,673	(a)			4,351,143
Total operating costs and expenses	7,127,227	958,783					8,187,683

Operating Income (Loss)	(3,737,141)	125,898					(3,712,916)

Other Income (Expense)
Interest income	1,667	505					2,172
Interest expense	(45,539)	(4,766)					(50,305)
Other	22,352	13,914					36,266
Other Income	(21,520)	9,653					(11,867)

Net income (loss) before income tax	(3,758,661)	135,551					(3,724,783)
Provision for income tax	—	38,816					38,816

Net Income (Loss)	(3,758,661)	96,736					(3,763,598)

Net Income (Loss) Attributable to Non-Controlling Interest	$(16,366)	$—					$(16,366)
Net Income (Loss) Attributable to Shareholders of Divine Skin Laboratories, Inc.	$(3,742,295)	$96,736					$(3,747,232)

Basic and Diluted Earnings per Share:
Weighted average shares	11,106,145						11,106,145
Earnings per share	$(0.337)						$(0.0337)

———————

(a)

To record 12 months amortization on customer list

(b)

To record intercompany eliminations

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. – ACQUISITION OF MEXICAN DISTRIBUTOR (Continued)

DS HEALTHCARE GROUP, INC.

PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

	DS Healthcare Group, Inc. (Consolidated)	Divine Skin Laboratories, S.A. DE C.V.	Eliminations		ProForma Consolidated Statement of Operations

Net revenue	$9,672,861	$795,832	(559,674)	(a)	$9,909,019
Cost of Goods Sold	4,751,961	568,290	(559,674)	(a)	4,760,577
Gross Profit	4,920,900	227,542			5,148,442

Operating Costs and Expenses:
Selling and marketing	2,856,482	—			2,856,482
General and administrative	3,057,988	209,413			3,267,401
Total operating costs and expenses	5,914,470	209,413			6,123,883

Operating Income (Loss)	(993,570)	18,129			(975,441)

Other Income (Expense)	12,678	(13,900)			(1,222)

Net income (loss) before income tax	(980,892)	4,229			(976,663)
Provision for income tax	—	—			—

Net Income (Loss)	(980,892)	4,229			(976,663)

Net Income (Loss) Attributable to Non-Controlling Interest	$(2,292)	$—			$(2,292)
Net Income (Loss) Attributable to Shareholders of Divine Skin Laboratories, Inc.	$(978,600)	$4,229			$(974,371)

Basic and Diluted Earnings per Share:
Weighted average shares	9,950,821				9,950,821
Earnings per share	$(0.098)				$(0.098)

———————

(a)

To eliminate intercompany sales and purchases

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. – SUBSEQUENT EVENTS

Issuance of Common Shares

On January 29, 2013 the Company issued 5,000 shares of common stock to its directors for services during 2013. The shares were valued at $3.30 per share or $16,500. On April 15, 2013 the Company issued an additional 3,750 shares of common stock to its directors. The shares were valued at $2.75 per share or $10,312.

Between February 13, 2013 and February 21, 2013 the Company issued 15,300 shares of common stock to distributors for services. The shares were valued at $2.48 per share or $38,000.

In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder discussed in Note 8. This loan is unsecured, non-interest bearing and matures on December 11, 2013.