Form 10-Q/A
period 2012-09-30
DS HEALTHCARE GROUP, INC.
filed 2013-04-30
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-53680

DS HEALTHCARE GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Florida	20-8380461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Green Road, Pompano Beach, Florida	33064
(Address of Principal Executive Offices)	(Zip Code)

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

There were 12,168,014 shares of common stock outstanding as of April 15, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of DS Healthcare Group, Inc. (“DSKX”) on Form 10-Q for the quarter ended September 30, 2012 which was initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (the “Original Filing”), is being filed to revise the subsequent event footnote to DSKX’s consolidated financial statements contained therein. Specifically, Note 16 has been revised to record adjusting entries for amortization expense associated with DSKX’s customer list. DSKX has revised the subsequent event footnote to address comments issued on March 8, 2013. Pursuant to Exchange Act Rule 12b-15, new certifications by DSKX’ principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, so Item 6 of Part II of the Original Filing has also been amended.

Except as expressly provided above, this Amendment No. 1 on Form 10-Q/A speaks as of the date of the Original Filing and DSKX has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-Q/A is subject to updating and supplementing as provided in DSKX’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

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

The total present value of all consideration expected to be paid as part of this agreement was:

Equity Instruments delivered (4,500,000 shares)	$1,500,000
Contingent consideration (1,500,000 shares)	$500,000
Fair value of total consideration transferred	$2,000,000

The following summarizes the fair values of the assets acquired:

Intangible asset – Customer List	$1,406,134
Total assets acquired	$2,000,000
Liability arising from contingency	$500,000

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

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Balance Sheet

September 30, 2012

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Acquisition Adjustment		Acquisition Adjustment		Elimination		ProForma Consolidated Balance Sheet

ASSETS

Current Assets
Cash	$945,065	$70,762							$1,015,827
Accounts receivable, net	2,575,231	392,323					(255,676)	(c)	2,711,878
Inventory	2,920,721	249,295							3,170,016
Prepaid expenses and other current assets	1,766,397	57,191	(1,500,000)	(a)					323,588
Total Current Assets	8,207,414	769,571							7,221,309
									—
Furniture and Equipment, net	111,727	110,112							221,839
Intangible Assets, net	653,741	—	1,406,134	(a)	(210,920)	(d)			1,848,955
Other Assets	67,431	146,359							213,790
TOTAL ASSETS	$9,040,313	$1,026,042							$9,505,893

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,432,191	$374,969					(255,676)	(c)	$1,551,484
Client facility	602,298	—							602,298
Other current liabilities	126,708	57,207							183,915
TOTAL LIABILITIES	2,161,197	432,176							2,337,697

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 5,500,000 shares issued and outstanding at September 30, 2012	5,500	—							5,500
Common stock, $0.001 par value, 300 million shares authorized: 120,779,442 shares issued and outstanding at September 30, 2012	120,779	—							120,779
Additional paid-in-capital	9,692,871	128,210	(128,210)	(a)					9,692,871
Legal reserve		12,130	(12,130)	(a)					—
Stock subscription	(600,000)	—	500,000	(a)					(100,000)
Retained earnings (accumulated deficit)	(2,340,034)	453,526	(453,526)	(a)	(210,920)	(d)			(2,553,863)
Total Shareholders' Equity	6,879,116	593,866							7,165,287
Non-Controlling Interest	—	—			2,909	(b)			2,909
Total Equity	6,879,116	593,866							7,168,196
TOTAL LIABILITIES AND EQUITY	$9,040,313	$1,026,042	—		—		—		$9,505,893

————————

(a)

To reclass initial purchase price of $2,000,000, record intangible asset associated with customer list and reverse equity for subsidiary purchased.

(b)

To reflect 1% noncontrolling interest.

(c)

To record intercompany eliminations.

(d)

To record nine months amortization of the customer list based on a 5 year amortization period.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Statement of Operations

For the Nine months Ended September 30, 2012

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Eliminations		ProForma Consolidated Statement of Operations

Net Revenues	$8,672,634	$1,334,820	(343,730)	(a)	$9,663,724
					—
Cost of Goods Sold	4,380,170	416,398	(343,730)	(a)	4,452,838

Gross Profit	4,292,464	918,422			5,210,886

Operating Costs and Expenses:
Selling and marketing	2,536,197	—			2,536,197
General and administrative	2,609,990	639,569	210,920	(b)	3,460,479

Total operating costs and expenses	5,146,187	639,569			5,996,676

Operating Income (Loss)	(853,723)	278,853			(785,790)

Other Income	4,937	12,036			16,973

Net income (loss) before income tax	(848,786)	290,889			(768,817)

Provision for income tax		—			—

Net Income (Loss)	(848,786)	290,889			(768,817)

Net Income (Loss) Attributable to Non-Controlling Interest	$—	$2,909			$2,909
Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(848,786)	$287,980			$(765,908)

Basic and Diluted Earnings per Share:
Weighted average shares	100,611,200				100,611,200
Earnings per share	$(0.0084)				$(0.0076)

————————

(a)

To eliminate intercompany sales and purchases.

(b)

To record nine months amortization of the customer list based on a 5 year amortization period.

DIVINE SKIN, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE 16. – SUBSEQUENT EVENTS (Continued)

Divine Skin, Inc.

Pro-Forma Consolidated Statement of Operations

For the Nine months Ended September 30, 2011

	Divine Skin, Inc. (Consolidated)	DS Laboratories, S.A. DE C.V.	Eliminations		ProForma Consolidated Statement of Operations

Net Revenues	$6,643,770	$795,832	(559,674)	(a)	$6,879,928

Cost of Goods Sold	3,181,103	568,290	(559,674)	(a)	3,189,719

Gross Profit	3,462,667	227,542			3,690,209

Operating Costs and Expenses:
Selling and marketing	1,972,913	—			1,972,913
General and administrative	2,169,036	209,413	210,920	(b)	2,589,369

Total operating costs and expenses	4,141,949	209,413			4,562,282

Operating Income (Loss)	(679,282)	18,129			(872,073)

Other Income	(10,789)	(13,900)			(24,689)

Net income (loss) before income tax	(690,071)	4,229			(847,384)

Provision for income tax		—			—

Net Income (Loss)	(690,071)	4,229			(847,384)

Net Income (Loss) Attributable to Non-Controlling Interest	$(2,292)	$42			$(2,250)
Net Income (Loss) Attributable to Shareholders of Divine Skin, Inc.	$(687,779)	$4,187			$(845,134)

Basic and Diluted Earnings per Share:
Weighted average shares	99,508,214				99,508,214
Earnings per share	$(0.0069)				$(0.0085)

————————

(a)

To eliminate intercompany sales and purchases.

(b)

To record nine months amortization of the customer list based upon a 5 year amortization period.

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

Date: April 30, 2013	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer