Form 10-Q
period 2013-03-31
DS HEALTHCARE GROUP, INC.
filed 2013-05-16
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 12,160,014 shares of common stock outstanding as of May 10, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$196,513	$412,488
Accounts receivable, net	2,368,864	2,125,641
Inventory	3,482,883	3,453,950
Prepaid expenses and other current assets	117,041	159,164
Total Current Assets	6,165,301	6,151,243

Furniture and Equipment, net	277,699	293,720
Advances to Related Parties	26,000	17,973
Intangible Assets, net	1,647,694	1,674,852
Other Assets	103,635	86,888

TOTAL ASSETS	$8,220,329	$8,224,676

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$2,324,417	$2,327,540
Accrued expenses	449,836	704,882
Credit facility	538,284	448,658
Shareholder loans	659,100	353,000
Other current liabilities	376,150	227,407
Total Current Liabilities	4,347,787	4,061,487

Long Term Debt	42,845	45,177

TOTAL LIABILITIES	4,390,632	4,106,664

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 5,500,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	5,500	5,500
Common stock, $0.001 par value, 300 million shares authorized:12,160,014 and 12,119,705 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12,160	12,120
Additional paid-in-capital	9,342,958	9,244,748
Stock subscription	(30,000)	(30,000)
Accumulated deficit	(5,555,984)	(5,097,990)
Other comprehensive income	75,551	—
Total Shareholders' Equity	3,850,185	4,134,378
Non-Controlling Interest	(20,488)	(16,366)
Total Equity	3,829,697	4,118,012

TOTAL LIABILITIES AND EQUITY	$8,220,329	$8,224,676

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenue:
Product sales	$4,589,550	$2,108,424
Less allowances	(624,185)	(124,442)

Net revenue	3,965,365	1,983,982

Cost of Goods Sold	2,190,681	933,662

Gross Profit	1,774,684	1,050,320

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	259,769	299,800
Other selling and marketing expenses	497,229	463,351
	756,998	763,151
General and administrative
Salary and personnel costs	485,730	308,722
Professional fees and consulting costs	366,842	279,496
Other general and administrative expenses	656,103	127,138
	1,508,675	715,356

Total operating costs and expenses	2,265,673	1,478,507

Operating Loss	(490,989)	(428,187)

Other Income (Expense)
Interest income	—	591
Interest expense	(19,745)	—
Other	56,615	(12,741)

Total other income (expense)	36,870	(12,150)

Loss Before Taxes	(454,119)	(440,337)

Income Tax	7,996	—

Net Loss	(462,115)	(440,337)

Net Loss Attributable to Non-Controlling Interest	(4,122)	—

Net Loss Attributable to Shareholders	$(457,993)	$(440,337)

Basic and Diluted Earnings per Share:
Weighted average shares	12,137,997	10,513,002
Loss per share	$(0.04)	$(0.04)

Other Comprehensive Income:
Foreign currency translation adjustment	$75,551	$—
Comprehensive loss	$(382,442)	$—

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Changes in Equity

 For the Period From January 1, 2012 to March 31, 2013

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
January 1, 2012	10,000,000	$10,000	10,502,961	$10,503	$6,606,668	$(100,000)	$(1,506,893)	$—	$5,020,278	$(15,032)	$5,005,246

Shares Issued:
Sold to private investors			292,000	292	731,708				732,000		732,000
Less: Issuance costs					(146,400)				(146,400)		(146,400)
For services
Investor relations			104,697	105	237,289	70,000			307,394		307,394
Employee/associate compensation			58,249	58	158,857				158,915		158,915
Distributor award			78,704	79	234,060				234,138		234,138
Consulting			2,000	2	3,998				4,000		4,000
Purchase Mexican distributor			600,000	600	1,302,400	—			1,303,000		1,303,000
Fair value adjustment of Mexican distributors					2,879				2,879		2,879
Purchase brand rights			15,385	15	49,985				50,000		50,000
Fractional shares from reverse split			9						—		—

Shares Cancelled / Surrendered:
Issued in error and returned			(20,000)	(20)	(55,980)				(56,000)		(56,000)
Surrendered			(5,000)	(5)	(16,795)				(16,800)		(16,800)

Warrants and Options:
Vested for trading symbol					128,000				128,000		128,000
Exercised			40,700	41	4,029				4,070		4,070

Preferred shares converted	(4,500,000)	(4,500)	450,000	450	4,050				—		—

Disposal of Brazil distribution joint venture							15,647		15,647	15,032	30,679

2012 Net Loss							(3,606,744)		(3,606,744)	(16,366)	(3,623,110)

December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012

(Continued)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Changes in Equity (Continued)

 For the Period From January 1, 2012 to March 31, 2013

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012

Shares Issued:
For services
Investor relations			20,000	20	43,980				44,000		44,000
Distributor award			15,300	15	38,235				38,250		38,250
Board of Directors			5,000	5	15,995				16,000		16,000
Fractional shares from reverse split			9						—		—

Other Comprehensive Income								75,551	75,551		75,551

2013 Net Loss							(457,993)		(457,993)	(4,122)	(462,115)

March 31, 2013 (Unaudited)	5,500,000	$5,500	12,160,014	$12,160	$9,342,958	$(30,000)	$(5,555,984)	$75,551	$3,850,185	$(20,488)	$3,829,697

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.)(d/b/a DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(462,115)	$(440,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143,284	47,682
Bad debt allowance (recovery)	201,622	(36,758)
Change in inventory allowance	(47,031)	20,000
Stock issued for services	98,250	119,182
Warrants issued for other services	—	48,000
Changes in operating assets and liabilities:
Accounts receivable	(444,845)	480,688
Inventory	18,098	(618,662)
Prepaid expenses and other current assets	5,175	(3,700)
Accounts payable	(3,123)	10,578
Accrued expenses	(255,045)	—
Other current liabilities	148,743	27,379
Net cash used in operating activities	(596,987)	(345,948)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(12,037)	(14,360)
Purchase of injection molds	(35,139)	—
Advances to related parties	(8,027)	—
Disposal of Brazil Joint Venture	—	4,678
Security deposits	—	(3,000)
Net cash used in investing activities	(55,203)	(12,682)

Cash Flows from Financing Activities:
Net proceeds of credit facility	89,626	—
Proceeds of shareholders' loans	310,000	—
Repayment of loans and notes	(6,232)	—
Net cash provided by financing activities	393,394	—

Effect of exchange rate changes on cash	42,821	—

Decrease in cash	(215,975)	(358,630)
Cash, Beginning of Period	412,488	1,284,343

Cash, End of Period	$196,513	$925,713

Supplemental Information:
Cash paid for interest	$19,745	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP (US)	Generally Accepted Accounting Principles as applied in the United States
IFRS	International Financial Reporting Standards
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
13-QTR	Three months ended March 31, 2013
12-QTR	Three months ended March 31, 2012
VIE	Variable Interest Entity

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

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian distributor has fully funded the product development and licensing of our products in Brazil. We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution. We commenced sales in the fourth quarter 2012. As of December 31, 2012, the Company had invested $26,000 in this venture which will be repaid by our distributor.

In the second quarter of 2012, we engaged in negotiations to license or acquire the Nutra Origin brand. Negotiations were completed and closed in the fourth quarter of 2012 whereby we pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand. As part of the closing, we issued $50,000 in DSKX stock and granted a 7% equity interest in a newly formed subsidiary, Nutra Origin, Inc. We also acquired the 100% of the Pure Guild brand license (see Note 7).

In the fourth quarter of 2012, we closed on the acquisition of Divine Skin Laboratories, S.A. de CV, our Mexican Distributor (“DS Mexico”) (see Note 20).

During the fourth quarter of 2012, we also completed a 10:1 reverse split and effected a name change to DS Healthcare Group, Inc. All share and per share information contained in this report gives retroactive effect to the 10:1 reverse split.

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

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of March 31, 2013 and the related operating results and cash flows for the interim periods presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2013.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2012 consolidated financial statements (accounts payable and accrued expenses, and shareholder loans and other current liabilities) have been reclassified for comparability with the March 31, 2013 presentation.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2013 and December 31, 2012, the allowance for uncollectable accounts was $525,602 and $323,981 respectively. At March 31, 2013 and December 31, 2012, the Company provided $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $28,058 and $5,865 in depreciation expense during the three months ended March 31, 2013 and 2012, respectively. Accumulated depreciation was $179,691 and $151,633 at March 31, 2013 and December 31, 2012, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Long Term Debt

Interest expense is recognized on the outstanding loan obligation as incurred and is recorded in “Interest Expense”. The Company entered into a loan agreement to purchase certain warehouse equipment on December 10, 2012. (see Note 11).

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of the following:

Nutra Origin, Inc. – During the fourth quarter of 2012 the Company completed its license of the Nutra Origin brand. In addition, the Company established a new subsidiary to operate the Nutra Origin brand. As part of the license agreement, the licensor was granted a 7% non-controlling interest in the newly formed subsidiary.

Revenue Recognition

Revenue is recognized when a product is shipped and risk of loss is transfered. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $28,998 and $43,415 for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Income tax expense is the result of Mexican operations.

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

Segment Information

ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Management has determined that the Company operates in one business segment, which is the commercialization and development of personal care products.

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

NOTE 3. – LIQUIDITY

As of March 31, 2013, we had $196,513 in cash. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through March 31, 2013. We have financed our operations primarily through the issuance of shares of our common stock, a line of credit and the issuance of promissory notes. At March 31, 2013, we had an accumulated deficit of approximately $5,555,984. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses and success of new and existing products. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

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

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012.  The Company adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company’s consolidated results of operations or financial position.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5. – INVENTORY

Significant components of inventory at March 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Bulk product and raw materials	$2,516,357	$2,402,331
Work in process	293,772	237,284
Merchandise inventory	1,121,483	1,074,833
Inventory in transit	4,240	239,502
Less: Allowance	(452,969)	(500,000)
	$3,482,883	$3,453,950

Bulk product and raw materials – Bulk product consists of completed product formulations that have not yet been packaged in market ready packaging. Raw materials consist of bulk quantities of the various chemical components of our product along with bottles, pumps, labels and other packaging materials.

Work in process – Work in process inventory consists of merchandise inventory currently in interim production stage that is partially completed and not yet market ready.

Merchandise inventory – Merchandise inventory consists of completed formulations in market ready packaging. Our formulations are batch controlled and subject to various government regulations which, among other things, govern the purity and safety of our product.

Inventory in transit – In transit inventory consists of primarily bulk product and raw materials where title has transferred to the Company but the inventory has yet to arrive in a designated warehouse facility either Company owned or under contract.

Management evaluated the inventory at March 31, 2013 and December 31, 2012. At March 31, 2013 and December 31, 2012, a $452,696 and $500,000 allowance, respectively, for slow moving and obsolete inventory was considered necessary and recorded by the Company. The allowance applies primarily to chemical components that have expired and packaging components that are usable and in good condition except that they may no longer be used in current production due to packaging changes or were ordered in excess quantities based on current production consumption. Generally, finished goods does not require a reserve.

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at March 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Prepaid rent	$—	$21,200
Prepaid insurance	27,777	24,304
Deferred issuance costs, net of amortization	49,463	61,828
Prepaid VAT	7,960	30,228
Other prepaid	31,841	21,604
	$117,041	$159,164

Prepaid rent – Represents the temporary timing of rent payments.

Prepaid insurance – Represents the temporary advance of deposits and scheduled premium payments made in excess of premiums expensed over the policy period. These advances totaled approximately $98,568 of which $70,791 was expensed over the policy year to date including $25,665 that was expensed during the first quarter of 2013.

Deferred issuance costs – These amounts were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 11, which consisted of loan origination fees, legal and due diligence fees. These deferred issuance costs totaled approximately $98,924 of which $49,461 has been amortized since origination of the financing during the second quarter of 2012. $12,365 was amortized during the first quarter of 2013.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(262,500)	(243,750)
Net distribution rights	487,500	506,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(81,485)	(77,790)
Net brand right	77,601	81,296

Nutra Origin license	144,307	144,307
Less: Accumulated amortization	(18,526)	(6,500)
Net license	125,781	137,807

DS Mexico Customer list	981,819	932,000
Less: Accumulated amortization	(61,293)	(16,945)
Net customer list	920,526	915,055

Goodwill	36,286	34,444
	$1,647,694	$1,647,852

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor and former joint venture partner, is currently developing a generic Minoxidil product along with appropriate packaging for the Brazilian market, which was introduced in the 4th quarter of 2012. $18,750 was amortized during both 13-QTR and 12-QTR. During, the 3rd quarter of 2011, due to the costs involved, the Company entered into agreement with its former joint venture partner, whereby the former joint venture partner agreed to provide all required financing for the product in exchange for 100% ownership of the joint venture. The Company retained its distribution rights.

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. We have evaluated the asset and determined that no impairment was considered necessary. $3,695 and $6,400 has been amortized during 13-QTR and 12-QTR, respectively.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – INTANGIBLE ASSETS (Continued)

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

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 20, we acquired the customer list which was recorded at its fair value as determined by management utilizing the services of an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $44,348 of amortization expense in 13-QTR. The change in the gross value of the DS Mexico customer list is the result of foreign currency translation adjustment at March 31, 2013. The Company will assess the asset for impairment annually. At March 31, 2013 no impairment was considered necessary.

Goodwill – Also in connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 20, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. Its fair value as determined by an independent appraiser. The asset is not being amortized, however the Company will access the asset for impairment annually. The change in the gross value of the goodwill is the result of foreign currency translation adjustment at March 31, 2013.  At March 31, 2013 no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the next years.

	2013	2014	2015	2016	Beyond	Total
Asset:
Brazil distribution rights	$56,250	$75,000	$75,000	$75,000	$206,250	$487,500
Pure Guild brand rights	11,085	14,780	14,780	14,780	22,176	77,601
Nutra Origin brand license	34,705	46,273	44,803	—	—	125,781
Mexican Customer list	76,252	101,670	101,670	101,670	539,264	920,526
	$178,292	$237,723	$236,253	$191,450	$767,690	$1,611,408

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Significant components of accounts payable and accrued expenses at March 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Trade payables	$2,324,417	$2,327,540

Accrued expenses:
Advertising and marketing	48,264	60,264
Commissions	139,396	362,346
Facilities	73,426	38,023
Fees / interest	20,658	19,012
Insurance	10,129	—
Investor relations	—	44,000
Production materials	11,000	—
Other	—	61,807
Personnel	25,833	109,930
Professional fees	33,630	9,500
Public relations	22,500	—
Refunds and returns	65,000	—
	$449,836	$704,882

Trade payables – Consist of liabilities arising in the normal course of business, evidenced by invoices and are generally incurred in connection with the acquisition of materials, inventory or outside services. The Company has fueled its expansion in part by securing significant support from its vendors and suppliers.

Accrued expenses – Represents commitments made for goods or services provided during 13-QTR where the activity does not normally generate an invoice that can be recorded as a trade payable such as accrued commissions or where invoices were received subsequent to the end of the reporting period but the goods or services were provided prior to the end of the reporting period.

NOTE 9. – OTHER CURRENT LIABILITIES

Significant components of other current liabilities at March 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Customer deposits	$245,300	$22,689
Credit cards	84,570	117,006
Taxes payable	12,023	78,989
Current portion of long term debt	8,723	8,723
Other	25,534	—
	$376,150	$227,407

Customer deposits – Customer deposit represent monies advanced to us on orders for future shipments.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10. – SHAREHOLDER LOANS

Shareholder loans - On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder. This loan is non-interest bearing and matures on December 11, 2013. During the first quarter of 2013, we received an additional $240,000 from the same consultant/shareholder under the same terms as the initial advance. The total advanced outstanding at March 31, 2013 was $554,000.

We also received a loan from Daniel Khesin, our Chief Executive Officer for $39,000. This loan is an unsecured, non-interest bearing and matures on December 25, 2013. Two installment payments totaling $3,900 have been made during 13-QTR. The net advanced outstanding at March 31, 2013 was $35,100.

On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder and affiliate of our Brazilian distributor. The loan bears interest at 3% per month and matures on May 20, 2013. The loan calls for monthly installment payments along with interest. The net advanced outstanding at March 31, 2013 was $70,000.

NOTE 11. – DEBT FINANCING

Credit Facility - On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of March 31, 2013, the Company had $538,284 outstanding and $255,566 available to borrow based on its advance formulas for qualified accounts receivable and finished goods inventory.

We are currently in compliance with the covenants under the credit facility, with the following exceptions;

(1)

Under the terms of the credit facility, we are required to obtain a life insurance policy on the Company’s Chief Executive Officer. We are in the process of obtaining the life insurance policy and the requirement has been waived until May 31, 2013.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. – COMMITMENTS AND CONTINGENCIES

During 13-QTR and 2012, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company leased its corporate headquarters office space located in Miami Beach, Florida, on a month to month basis at $5,700 per month or $68,400 on an annual basis, which was terminated during the fourth quarter of 2012.

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

•

In fourth quarter of 2012, the Company entered into a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida. The lease provides for monthly rent of $20,000 in the first six months and $27,000 per month thereafter. The lease term is for 22 months.

The Company is committed to lease payments over the next five years are as follows:

	2013	2014	2015	2016	Beyond	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$243,000	$189,000	$—	$—	$—	$432,000
Ashville, North Carolina (Sales)	42,521	56,695	56,695	—	—	155,911
	$285,521	$245,695	$56,695	$—	$—	$587,911

Pending and threatened litigation –

•

The Company has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided. In 2011, we received 5 supplier claims for certain advertising, human resource and consulting matters that we are disputing and filing counter claims. We settled four of these claims in 2012 and structured payouts representing our estimate of the amount due of $114,097 and $162,764 at March 31, 2013 and December 31, 2012, respectively.

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (Continued)

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

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at March 31, 2013 totaled $2,046,888.

Contract contingencies

Our distribution agreement with Gamma Investors provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million.

NOTE 13 – EQUITY

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13. – EQUITY (Continued)

During the first quarter of 2013, the Company issued 15,300 shares to a distributor for achieving sales goals valued at $2.50 per share, which resulted in a sales allowance of $38,250 in aggregate. We also issued 20,000 shares to an investor relations (“IR”) firm for services valued at $2.20 per share or $44,000 in total. Our directors received 5,000 shares for services valued at $3.20 per share or $16,000.

Surrender of Common Stock

During the third quarter of 2012, an IR firm surrendered 20,000 shares previously issued for services not fully earned and previously valued at $2.80 per share, which resulted in a return to equity of $56,000 in aggregate.

During the fourth quarter of 2012, an IR firm returned 5,000 shares valued at $3.36 per share, which resulted in a recovery of $16,800.

Warrants

In fourth quarter of 2011 the Company completed a closing of a private offering of 617,857 shares of the Company’s Common Stock, under a securities purchase agreement (“SPA”). The SPA provides the investors with warrants to purchase an aggregate of 154,465 shares of Common Stock. In addition, the SPA also granted warrants to purchase 49,249 shares of Common Stock as fees for assisting in the SPA closing. In addition to the foregoing, there were 50,000 warrants issued to an IR firm for services in 2010.

The following tables present the status of all warrants outstanding at March 31, 2013 and December 31, 2012, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	253,893	$0.10	4.22	$—
Issued	—	—		—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	253,893	$0.10	3.21	$—
Exercisable at December 31, 2012	253,893	$0.10	3.21	$—

Three Months Ended March 31, 2013
Outstanding at January 1, 2013	253,893	$0.10	3.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2013	253,893	$0.10	2.97	$—
Exercisable at March 31, 2013	253,893	$0.10	2.97	$—

No warrants were issued in 2013 or 2012.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13. – EQUITY (Continued)

Option

During 2009 the Company entered into a Consulting Agreement with a selling agent under which the selling agent assisted the Company in filing a registration statement on Form 10 and quotation of its shares on the Over the Counter Bulletin Board (OTCBB). The Company has issued an option to the selling agent to purchase 200,000 shares of common stock at an exercise price of $0.10 per share. At grant date, the option was valued based on the offering price of the PPM of $2.50 per share, which was $480,000. The option expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which commence upon the effective date of the Company obtaining OTCBB listing. Leak out provisions limit exercisability of the option number to 20,000 shares per quarter. During the first quarter of 2010, the Company obtained its trading symbol and accordingly recorded an expense for consulting services of $160,000 in 2010 reflecting the structured vesting. As a result of the structured vesting, the Company recognized $128,000 in 2012 and $192,000 in 2011. At December 31, 2012 the options were fully expensed.

The following tables present the status of all options outstanding at March 31, 2013 and December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	73,333	$0.10	3.0	$264,000
Issued	—	—
Exercised	(40,700)	$0.10
Forfeited	—	—
Outstanding at December 31, 2012	32,633	$0.10	2.16	$107,690
Exercisable at December 31, 2012	32,633	$0.10	2.16	$107,690

Three Months Ended March 31, 2013
Outstanding at January 1, 2013	32,633	$0.10	2.16	$107,690
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at March 31, 2013	32,633	$0.10	1.91	$85,498
Exercisable at March 31, 2013	32,633	$0.10	1.91	$85,498

No options were issued in 13-QTR, 2012 or 2011.

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The preferred stock automatically converts into common stock on a ten-to-one basis in September 2013. Two of the founders converted 4,500,000 preferred shares into 450,000 common shares during 2012. The remaining 5,500,000 shares are held by the remaining founder and CEO of the Company.

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 15. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceed 10% of total sales and collectively represent 61% of total sales. Other products, which individually exceed 5% of total sales, are Revita EPS and Spectral DNC-S, which collectively account for an additional 11% of total sales. The Company sells its products to several types of customer, which primarily include distributors and salons, two of which represent individually in excess of 10% of total sales during 13-QTR and 12-QTR. During 13-QTR our top six customers generated 45% of our sales.

Sales to 10% or greater these customers during 13-QTR and their accounts receivable at March 31, 2013 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$ 438,526	11%	$ 347,782	12%
F	$ 395,592	10%	$ 57,735	2%

Sales to 10% or greater customers during 12-QTR and their accounts receivable at March 31, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$ 447,458	22%	$ 332,287	20%

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

Purchases from significant vendors during 13-QTR and their accounts payable at March 31, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$ 316,377	19%	$ 202,852	9%
C	$ 290,967	18%	$ 173,806	8%

Purchases from significant venders during 12-QTR and their accounts payable at March 31, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$ 399,360	31%	$ 0	0%

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 17. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on fundamentally one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia. We consider these customers as based in North America. However our sales to true international distributors who distribute our product outside North America have been increasing. We have also recently acquired our distributor in Mexico, the results of which are more fully discussed in Note 20.

Information about the Company’s geographic operations for both 13-QTR and 12-QTR as follows:

	2013	2012

Net Revenue:
North America	$3,038,796	$1,606,685
International	1,026,569	377,297
	$3,965,365	$1,983,982

Furniture and Equipment, Net:
North America	$157,343	$50,657
International	120,356	—
	$277,699	$50,657

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

In consideration for the nearly 100% interest in DS Mexico, the Company issued 450,000 shares of the Company’s common stock valued at $2.60 per share, based on an independent third party valuation. The Company also forgave $38,415 of invoices due from DS Mexico between April 1, 2012 and September 30, 2012. Following the closing date the sole shareholder of DS Mexico shall receive up to an aggregate of an additional 150,000 shares of DSKX Common Stock (as adjusted for a stock split, recapitalization or similar transaction) as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 19. – ACQUISITION OF MEXICAN DISTRIBUTOR (Continued)

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

DS HEALTHCARE GROUP, INC (Formerly DIVINE SKIN, INC.) (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 19. – ACQUISITION OF MEXICAN DISTRIBUTOR (Continued)

Dr. Tamez, the former principal shareholder of DS Mexico, has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year. In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS

Mexico, currently consisting of Daniel Khesin, Michael Strong and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated financial statements for the three months ended March 31, 2013 and March 31, 2012. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Revenues, net – Total net revenues increased $1,981,383, or 100%, from $1,983,982 (2012) to $3,965,365, (2013). Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC, which individually exceeded 10% of total sales and collectively represented 61% of total sales. Other products, which individually exceeded 5% of total sales, are Revita EPS and Spectral DNC-S, which collectively accounted for another 11% of total sales. Revenues increased primarily due to extensive marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top six customers accounted for approximately 44.8% of our total revenues during the three months ended March 31, 2013. In addition, effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in an approximate $438,045 of additional revenues during the three months ended March 31, 2013. Effective October 29, 2012, we acquired the brand “Nutra Origin”. For the three months ended March 31, 2013, sales of Nutra Origin products were approximately $22,000. Furthermore, we recognized revenues of approximately $2,000,000 of product ordered during December 2012 that we were unable to fulfill prior to December 31, 2012 which were subsequently shipped during the three months ended March 31, 2013.

Cost of Goods Sold – Total cost of goods sold increased $1,257,019 or 135%, from $933,662 (2012) to $2,190,681 (2013). Approximately $932,728 of the increase was related to the increase in sales. We also provided certain discounts to customers as an incentive to increase purchases of new products or establish new accounts and along with changes in product mix, lost efficiencies and increased production costs which accounted for the remaining $324,291 of the increase.

Selling and Marketing Costs – Selling and marketing costs decreased $6,153 or 1% from $763,151 (2012) to $756,998 (2013). The decrease was due to the following:

–

Increases of:

•

$66,156 for marketing and promotion costs, primarily to drive the increase in sales, and

•

$43,787 for travel and entertainment costs incurred to expand and promote sales.

–

The forgoing increases partially offset the following decreases of:

•

$40,031 for consulting and commissions, which primarily relates to additional incentives to promote increased sales,

•

$55,413 in freight and shipping costs, which was partially a result of efficiencies achieved from increased average sales,

•

$14,416 for product development as a result of a reduction in staff, and

•

$6,236 for other sales and marketing costs.

General and Administrative Costs – General and administrative costs increased $793,319 or 110%, from $715,356 (2012) to $1,508,675 (2013). The increase is due to the following:

–

Increases of:

•

$87,346 for professional fees for consultants, and to a lesser extent attorneys and accountants related to costs of investor relations, regulatory filings and reporting,

•

$177,008 for personnel costs due to increased staffing as a result of our expanding sales and operations groups, including our newly acquired Mexican distributor,

•

$32,711 for insurance as a result of increased costs of coverage due to our increased operations and sales along with new policies, such as director and officer insurance which was not in place in the prior period,

•

$247,603 for bad debt as a result of increased sales and relaxed credit terms to expand sales,

•

$20,750 for bank and wire charges supporting increased international venders and customers and general sales increases,

•

$59,046 in licenses and permits and a result of required licenses for international distribution and for NASDAQ listing fees,

•

$78,161 in depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor, and

•

$90,694 for various other general and administrative costs.

Other Income – Other income increased $49,020 or 403% from $12,150 expense (2012) to $36,870 income (2013). The increase was a result of the recovery of previously expensed activity.

Net Loss – As a result of operational matters discussed above, net loss increased $21,778 or 5% from a $440,337 net loss (2012) to $462,115 net loss (2013).

Liquidity and Capital Resources

We had cash and cash equivalents of $196,513 and working capital of $1,947,514 at March 31, 2013. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through private sales of our common stock and credit financing.

Despite our losses during 2012 and the first quarter of 2013, we believe that by minimizing certain sales and marketing expenses and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital to support expanding sales.  In the event we do not receive funding, we will need to suspend our continued expansion. The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. Based on our current plans for the next 12 months, we require approximately $2,000,000 to expand our product line, reach additional domestic and foreign markets and broadened distribution channels.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business. The loan agreement also provides for certain covenants which requires us to maintain a life insurance policy on our chief executive officer for the benefit of the financial institution and precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We have been in compliance with the covenants under the credit facility except that we have not obtained any life insurance policy for our chief executive officer, did not provide the bank with our 2012 tax return within 90 days of year end, and during the fourth quarter of 2012, certain invoices submitted for financing were improperly supported. The bank is aware of these matters and has provided us with applicable waivers or extension until May 31, 2013.

The credit facility also provides for a referral fee of 4% per annum for three years. At March 31, 2013, we have drawn down $538,284 under the credit facility. We had $255,566 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at March 31, 2013. We are discussing with our credit lender the possible inclusion of international accounts receivable in our borrowing base in order to increase our availability under our line, as our sales to end users outside the U.S. have increased substantially over the past 24 months.

We also satisfied our working capital requirements in 2012 and through the three months ended March 31, 2013, through advances from related parties and third parties. On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder of our company. This loan is non-interest bearing and matures on December 11, 2013. In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder. This loan is unsecured, non-interest bearing and matures on December 11, 2013. We also received a loan from Daniel Khesin, our chief executive officer for $39,000. This loan is an unsecured, non-interest bearing and matures on December 25, 2013.  On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder. The loan bears interest at 3% per month and matures on May 20, 2013. The loan calls for monthly installment payments along with interest.

Cash Flows for the Three Months Ended March 31, 2013

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2013 of approximately $596,987. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization, resulted in net cash used by operating activities of $65,990 which was offset by changes in operating assets and liabilities of $530,997 to support expanding sales as follows:

•

$444,846 used by an increase in gross accounts receivable not including the non-cash effect of net of changes in the allowance for doubtful accounts,

•

$18,099 provided by a decrease in inventory,

•

$258,169 used by a decrease in accounts payable and accrued expenses as a result of payments of certain accrued expenses such as commissions, and

•

$153,917 provided by net changes in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $55,203 in net cash during the three months ended March 31, 2013. Net cash used is primarily composed of the following:

•

$12,036 used to purchase equipment, primarily for production,

•

$35,139 used to purchase injection molds,

•

$8,028 used for advances to related parties.

Cash Flows from Financing Activities

Our financing activities provided $393,394 in net cash as a result of borrowings net of repayments under the asset based credit facility and additional borrowings offered by existing shareholders during the three months ended March 31, 2013. During the period we received advances from shareholders of $310,000 and made repayments totaling $3,900.  The remaining cash provided by financing activites came from net borrowings under our asset based credit facility.

Financial Position

Total Assets – Our total assets decreased $4,347 or .1% from $8,224,676 as of December 31, 2012 to $8,220,329 as of March 31, 2013, which is considered nominal. There was a net increase in current assets of $14,057, the components of which are discussed further below. The increase in total assets was also the result of an increase of $16,747 in other assets which is considered nominal; a decrease of $16,021 in furniture and equipment due to depreciation; and a decrease of $27,158 in intangible assets due to amortization.

Current Assets – The net increase in current assets of $14,057 was primarily associated with a $28,932 increase in inventory levels, $243,224 increase in net accounts receivable. The increase was partially offset by a decrease in cash of $215,975. These net changes are primarily driven by the need to support increased sales, but are more specifically discussed as follows:

Inventory – Inventory levels increased 0.8%, which is considered nominal.

Although inventory on hand at March 31, 2013 has not changed appreciably during the current quarter, it represents approximately 39% of COGS or a five month supply based on the sell through rate achieved for the three months ended March 31, 2013, as annualized resulting in an inventory turnover rate of 2.5 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2013, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2013.

Accounts Receivable, net – Accounts receivable, net increased $243,223 primarily as a result of a $544,845 increase in gross accounts receivable which was partially offset by a $301,621 increase in the allowance for doubtful accounts. The increase in gross receipts is a result of our expanded sales.  The increase in allowance is the result of our relaxation of terms in an effort to grow “top line” revenue. We believe that our current receivables net of the provided allowances are collectable and that the allowances provided are adequate. Our standard credit terms are 30 days net. Of the $2,368,864 accounts receivable balance at March 31, 2013, approximately 56% was collected as of May 1, 2013. The lower than historical average rate of collections is due to extended credit terms offered to attract new customers. We believe that the impact of offering extended terms has been appropriately reflected in our allowance for doubtful accounts and will not adversely affect the collectability of accounts receivable, net as reported at March 31, 2013.

Prepaid Expenses – Prepaid expenses decreased 26% primarily as a result of reductions in prepaid rent, insurance and taxes.

Cash – The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. The new accounting guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective prospectively for fiscal years beginning after December 15, 2012.  The Company adopted these new provisions for the quarter beginning January 1, 2013. As the guidance requires additional presentation only, there was no impact to the Company’s consolidated results of operations or financial position.

There are no recently issued accounting standards that are expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors contained in our most recent annual report filed on Form 10-K with the Securities and Exchange Commission before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2013.

(1)

Control environment — We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (3) below. Our control environment was ineffective because of the following material weaknesses:

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

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (3) below.

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

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in item (3) below.

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

These weaknesses above resulted in: (1) an inability to timely provide financial statements in accordance with Regulation SX for DS Mexico; and (2) our failure to file timely our annual report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2013, the Company issued 15,300 shares to a distributor for achieving sales goals valued at $2.50 per share, which resulted in a sales allowance of $38,250 in aggregate. We also issued 20,000 shares to an IR firm for investor relations services valued at $2.20 per share or $44,000 in total. In addition, our independent directors received an aggregate of 5,000 shares for serving on the board of directors valued at $3.20 per share or $16,000.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The certificates representing the shares contain legends restricting their transferability absent registration or exemption.

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

Date: May 16, 2013	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer