Form 10-Q
period 2013-06-30
DS HEALTHCARE GROUP, INC.
filed 2013-08-19
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-53680

DS HEALTHCARE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	20-8380461
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Green Road, Deerfield Beach, Florida	33064
(Address of Principal Executive Offices)	(Zip Code)

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

There were 12,259,279 shares of common stock outstanding as of August 19, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$461,384	$412,488
Accounts receivable, net	2,190,115	2,125,641
Inventory	3,139,267	3,453,950
Prepaid expenses and other current assets	329,032	159,164
Total Current Assets	6,119,798	6,151,243

Furniture and Equipment, net	258,029	293,720
Advances to affiliates	26,000	17,973
Intangible Assets, net	1,555,199	1,674,852
Other Assets	90,050	86,888

TOTAL ASSETS	$8,049,076	$8,224,676

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$2,590,349	$2,327,540
Accrued expenses	374,879	704,882
Credit facility	850,042	448,658
Shareholder loans	587,400	353,000
Other current liabilities	429,534	227,407
Total Current Liabilities	4,832,204	4,061,487

Long Term Debt	39,468	45,177

TOTAL LIABILITIES	4,871,672	4,106,664

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized:5,500,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	5,500	5,500
Common stock, $0.001 par value, 300 million shares authorized:12,259,279 and 12,119,705 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	12,259	12,120
Additional paid-in-capital	9,524,032	9,244,748
Stock subscription	(30,000)	(30,000)
Accumulated deficit	(6,313,046)	(5,097,990)
Other comprehensive income	5,587	—
Total Shareholders' Equity	3,204,332	4,134,378

Non-Controlling Interest	(26,928)	(16,366)
Total Equity	3,177,404	4,118,012

TOTAL LIABILITIES AND EQUITY	$8,049,076	$8,224,676

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
Product sales	$3,498,310	$3,804,651	$8,084,188	$5,913,075
Less allowances	(67,156)	(306,389)	(691,342)	(430,831)
Net revenue	3,431,154	3,498,262	7,392,846	5,482,244

Cost of Goods Sold	1,830,068	2,047,501	4,017,077	2,981,163

Gross Profit	1,601,086	1,450,761	3,375,769	2,501,081

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	225,272	399,735	485,040	699,535
Other selling and marketing expenses	669,094	411,099	1,166,324	874,450
	894,366	810,834	1,651,364	1,573,985
General and administrative
Salary and personnel costs	472,945	290,105	958,676	598,827
Professional fees and consulting costs	371,543	428,846	738,385	708,341
Other general and administrative expenses	525,070	295,179	1,181,173	422,318
	1,369,558	1,014,130	2,878,234	1,729,486
Total operating costs and expenses	2,263,924	1,824,964	4,529,598	3,303,471

Operating Loss	(662,838)	(374,203)	(1,153,829)	(802,390)

Other Income (Expense)
Interest income	—	185	0	776
Interest expense	(41,817)	(10,184)	(61,562)	(10,184)
Other	(55,954)	16,117	661	3,375
Total other income (expense)	(97,771)	6,118	(60,901)	(6,033)

Loss Before Taxes	(760,609)	(368,085)	(1,214,730)	(808,423)

Income Tax	2,893	—	10,888	—

Net Loss	(763,502)	(368,085)	(1,225,618)	(808,423)

Net Loss Attributable to Non-Controlling Interest	(6,439)	—	(10,562)	—

Net Loss Attributable to Shareholders	$(757,063)	$(368,085)	$(1,215,056)	$(808,423)

Basic and Diluted Earnings per Share:
Weighted average shares	12,209,433	10,608,594	12,173,914	10,560,798
Loss per share	$(0.06)	$(0.03)	$(0.10)	$(0.08)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Period From January 1, 2012 to June 30, 2013

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
January 1, 2012	10,000,000	$10,000	10,502,961	$10,503	$6,606,668	$(100,000)	$(1,506,893)	$—	$5,020,278	$(15,032)	$5,005,246
Shares Issued:
Sold to private investors			292,000	292	731,708				732,000		732,000
Less: Issuance costs					(146,400)				(146,400)		(146,400)
For services
Investor relations			104,697	105	237,289	70,000			307,394		307,394
Employee/associate compensation			58,249	58	158,857				158,915		158,915
Distributor award			78,704	79	234,060				234,138		234,138
Consulting			2,000	2	3,998				4,000		4,000
Purchase Mexican distributor			600,000	600	1,302,400	—			1,303,000		1,303,000
Fair value adjustment of Mexican distributors					2,879				2,879		2,879
Purchase brand rights			15,385	15	49,985				50,000		50,000
Fractional shares from reverse split			9						—		—
Shares Cancelled / Surrendered:
Issued in error and returned			(20,000)	(20)	(55,980)				(56,000)		(56,000)
Surrendered			(5,000)	(5)	(16,795)				(16,800)		(16,800)
Warrants and Options:
Vested for trading symbol					128,000				128,000		128,000
Exercised			40,700	41	4,029				4,070		4,070
Preferred shares converted	(4,500,000)	(4,500)	450,000	450	4,050				—		—
Disposal of Brazil distribution joint venture							15,647		15,647	15,032	30,679
2012 Net Loss							(3,606,744)		(3,606,744)	(16,366)	(3,623,110)
December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012
Shares Issued:
Sold to private investors									—		—
Less: Issuance costs									—		—
For services
Investor relations			100,000	100	183,900				184,000		184,000
Distributor award			27,065	27	63,046				63,073		63,073
Board of Directors			12,500	13	32,338				32,350		32,350
Fractional shares from reverse split			9						—		—
Other Comprehensive Income								5,587	5,587		5,587
2013 Net Loss							(1,215,056)		(1,215,056)	(10,562)	(1,225,618)
June 30, 2013 (Unaudited)	5,500,000	$5,500	12,259,279	$12,259	$9,524,032	$(30,000)	$(6,313,046)	$5,587	$3,204,332	$(26,928)	$3,177,404

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net Loss	$(1,225,618)	$(808,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,567	130,117
Bad debt allowance (recovery)	142,567	82,551
Inventory allowance	(38,870)	20,000
Stock issued for services	279,424	460,710
Warrants issued for other services	—	96,000
Changes in operating assets and liabilities:
Accounts receivable	(207,042)	(677,193)
Inventory	353,554	(213,140)
Prepaid expenses and other current assets	(158,976)	(343,686)
Accounts payable	262,809	102,585
Accrued expenses	(330,003)	144,486
Other current liabilities	130,426	73,503
Net cash used in operating activities	(606,162)	(932,490)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(33,978)	(46,292)
Purchase of injection molds	(35,139)	(48,287)
Proceeds from disposal of Fixed Asset	20,039
Advances to related parties	(8,027)	—
Disposal of Brazil Joint Venture	—	4,678
Purchase of brand rights	—	(52,420)
Security deposits	4,801	(3,000)
Net cash used in investing activities	(52,304)	(145,321)

Cash Flows from Financing Activities:
Net proceeds of credit facility	401,384	661,628
Proceeds of shareholders' loans	310,000	—
Repayment of loans and notes	(9,609)	—
Net cash provided by financing activities	701,775	661,628

Effect of exchange rate changes on cash	5,587	—

Increase (Decrease) in cash	48,896	(416,183)
Cash, Beginning of Period	412,488	1,284,343

Cash, End of Period	$461,384	$868,160

Supplemental Information:
Cash paid for interest	$19,745	$10,050

See accompanying notes to consolidated financial statements

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
GAAP	Generally Accepted Accounting Principles
IFRS	International Financial Reporting Standards
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
2013-QTR	Three months ended June 30, 2013
2013-YTD 2012-QTR 2012-YTD	Six months ended June 30, 2013 Three months ended June 30, 2012 Six months ended June 30, 2012
VIE	Variable Interest Entity

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

In the first quarter of 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer. Our Chief Executive Officer’s father was part owner and COO of the manufacturer of Nutra Origin brand products.

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian distributor has fully funded the product development and licensing of our products in Brazil. We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution. We commenced sales in the fourth quarter 2012. As of June 30, 2013, the Company had invested $26,000 in this venture which will be repaid by our distributor.

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

In the fourth quarter of 2012, we closed on the acquisition of Divine Skin Laboratories, S.A. de CV, our Mexican Distributor (“DS Mexico”) (see Note 19).

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

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV. Also included in the consolidated financial statements are the activities of Velocity Storage and Packaging, LLC, and Wally Group, LLC which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements, notes and accounting policies included in the Company’s Annual Report. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of June 30, 2013 and the related operating results and cash flows for the interim periods presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2013.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2012 consolidated financial statements (accounts payable and accrued expenses, and shareholder loans and other current liabilities) have been reclassified for comparability with the June 30, 2013 presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our exclusive Brazilian distribution agreement,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product,
•	Estimates made in our deferred income tax calculations, and
•	Estimates made with respect to the fair values of assets acquired and liabilities assumed in our acquisition of DS Mexico.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At June 30, 2013 and December 31, 2012, the allowance for uncollectable accounts was $466,548 and $323,981 respectively. At June 30, 2013 and December 31, 2012, the Company provided $210,000 and $110,000 respectively for defectives and product returns and $60,000 at both dates for advertising credits.

Inventory

Inventory is reported at the lower of cost or market on the first-in, first-out (“FIFO”) method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $49,631 and $15,500 in depreciation expense during the six months ended June 30, 2013 and 2012, respectively. Accumulated depreciation was $197,083 and $151,633 at June 30, 2013 and December 31, 2012, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Long Term Debt

Interest expense is recognized on the outstanding loan obligation as incurred and is recorded in “Interest Expense”. The Company entered into a loan agreement to purchase certain warehouse equipment on December 10, 2012 (see Note 11).

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

Revenue Recognition

Revenue is recognized when a product is shipped and risk of loss is transferred. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $75,597 and $80,990 for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized,  At June 30, 2013 and 2012, a valuation allowance was provided against our deferred tax assets.  Income tax expense is the result of Mexican operations.

Earnings per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Vested warrants for 253,893 shares and vested options for 32,633 shares were excluded from the earnings per share calculation because they would be anti-dilutive.

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

NOTE 3. – LIQUIDITY

As of June 30, 2013, we had $461,384 in cash. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation as a going concern. We have sustained substantial operational losses since our inception, and such operational losses have continued through June 30, 2013. We have financed our operations primarily through the issuance of shares of our common stock, a line of credit and the issuance of promissory notes. At June 30, 2013, we had an accumulated deficit of approximately $6,313,046. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses and success of new and existing products. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•	Curtailing our rate of expansion until our cash flow improves and we can recommence these activities with appropriate working capital funding.
•

Curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate working capital funding.

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

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – INVENTORY

Significant components of inventory at June 30, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Bulk product and raw materials	$2,445,617	$2,402,331
Work in process	93,946	237,284
Merchandise inventory	994,678	1,074,833
Inventory in transit	66,156	239,502
Less: Allowance	(461,130)	(500,000)
	$3,139,267	$3,453,950

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

Management evaluated the inventory at June 30, 2013 and December 31, 2012 and reserved $461,130 and $500,000, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at June 30, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Prepaid rent	$28,200	$21,200
Prepaid insurance	78,421	24,304
Deferred issuance costs, net of amortization	49,003	61,828
Prepaid Value Added Tax	47,886	30,228
Advances for marketing	123,116	—
Other prepaid	2,406	21,604
	$329,032	$159,164

Prepaid rent – Represents the temporary timing of rent payments.

Prepaid insurance – Represents the temporary advance of deposits and scheduled premium payments made in excess of premiums expensed over the policy period. Premiums advanced and expensed during 2013-YTD totaled approximately $98,330 and $43,350, respectively.  Most of our insurance coverage was renewed in June 2013.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

Deferred issuance costs – These amounts were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 11, which consisted of loan origination fees, legal and due diligence fees. Deferred issuance costs advanced and expensed during 2013-YTD totaled approximately $18,750 and $27,978, respectively. Our lender charged a renewal fee in April 2013.

Advances for marketing – Represents advances made to several marketing firms to provide consulting services thru 2013.  Advanced costs expensed during 2013-YTD totaled approximately $123,115.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(281,250)	(243,750)
Net distribution rights	468,750	506,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(85,180)	(77,790)
Net brand right	73,906	81,296

Nutra Origin license	144,307	144,307
Less: Accumulated amortization	(30,551)	(6,500)
Net license	113,756	137,807

DS Mexico Customer list	931,502	932,000
Less: Accumulated amortization	(69,000)	(16,945)
Net customer list	862,502	915,055

Goodwill	36,285	34,444
	$1,555,199	$1,674,852

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor and former joint venture partner, is currently commercializing its product line along with a generic Minoxidil product for the Brazilian market, which was introduced in the 4th quarter of 2012. $37,500 was amortized during both 2013-YTD and 2012-YTD.

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $7,390 and $12,800 has been amortized during 2013-YTD and 2012-YTD, respectively.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – INTANGIBLE ASSETS (Continued)

Nutra Origin brand license – We have been distributing the Nutra Origin brand products since October 2010 and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our health and personal care product offerings into the nutraceutical market. Our CEO’s father is a part owner and was COO of the company that owns the Nutra Origin brand. He is now our Nutra Origin product manager. Our license agreement requires us to pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand, plus $50,000 in DSKX common shares. The agreement contains certain performance clauses for both parties, which permit cancellation by us after 3 years and permit cancellation by the seller if we fail to maintain stipulated minimum sales.  We are currently delinquent in payment of our license fees and are negotiating a modification in our license agreement.

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired the customer list which was recorded at its fair value as determined by management utilizing the services of an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $52,553 of amortization expense in 2013-YTD. The change in the gross value of the DS Mexico customer list is the result of foreign currency translation adjustment at June 30, 2013. The Company will assess the asset for impairment annually. At June 30, 2013 no impairment was considered necessary.

Goodwill – Also in connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. Its fair value as determined by an independent appraiser. The asset is not being amortized; however the Company will access the asset for impairment annually. The change in the gross value of the goodwill is the result of foreign currency translation adjustment at June 30, 2013.  At June 30, 2013 no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the next years.

	2013	2014	2015	2016	Beyond	Total
Asset:
Brazil distribution rights	$37,500	$75,000	$75,000	$75,000	$206,250	$468,750
Pure Guild brand rights	7,390	14,780	14,780	14,780	22,176	73,906
Nutra Origin brand license	23,136	46,273	44,347	—	—	113,756
Mexican Customer list	51,750	103,500	103,500	103,500	500,252	862,502
	$119,776	$239,553	$237,627	$193,280	$728,678	$1,518,914

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Trade payables	$2,590,349	$2,327,540

Accrued expenses:
Advertising and marketing	36,264	60,264
Commissions	87,344	362,346
Facilities	82,779	38,023
Fees / interest	18,545	19,012
Investor relations	5,000	44,000
Production materials	11,058	—
Other	—	61,807
Personnel	116,389	109,930
Professional fees	17,500	9,500
	$374,879	$704,882

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Continued)

Trade payables – Consist of liabilities arising in the normal course of business, evidenced by invoices and are generally incurred in connection with the acquisition of materials, inventory or outside services. The Company has fueled its expansion in part by securing significant support from its vendors and suppliers.

Accrued expenses – Represents commitments made for goods or services provided during 2013-QTR where the activity does not normally generate an invoice that can be recorded as a trade payable such as accrued commissions or where invoices were received subsequent to the end of the reporting period but the goods or services were provided prior to the end of the reporting period.

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Customer deposits	$203,800	$22,689
Credit cards	157,075	117,006
Taxes payable	(25,165)	78,989
Current portion of long term debt	8,723	8,723
Other	85,101	—
	$429,534	$227,407

Customer deposits – Customer deposit represent monies advanced to us on orders for future shipments.

NOTE 10. – SHAREHOLDER LOANS

Shareholder loans - On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder. This loan is non-interest bearing and matures on December 11, 2013. During the first quarter of 2013, we received an additional $240,000 from the same consultant/shareholder under the same terms as the initial advance. The total advanced outstanding at June 30, 2013 was $554,000.

We also received a loan from Daniel Khesin, our Chief Executive Officer for $39,000. This loan is unsecured, non-interest bearing and matures on December 25, 2013. Two installment payments totaling $13,650 have been made during 2013-YTD. The net advanced outstanding at June 30, 2013 was $25,350.

On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder and affiliate of our Brazilian distributor. The loan accrues interest at 3% per month and matures on August 20, 2013.  The loan calls for monthly installment payments along with interest. The net advanced outstanding at June 30, 2013 was $10,000.

NOTE 11. – DEBT FINANCING

Credit Facility - On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of June 30, 2013, the Company had $850,042 outstanding and $56,271 available to borrow based on its advance formulas for qualified accounts receivable and finished goods inventory.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11. – DEBT FINANCING (Continued)

We are currently in compliance with the covenants under the credit facility, with the following exceptions;

(1)

Under the terms of the credit facility, we are required to obtain a life insurance policy on the Company’s Chief Executive Officer. We have been unable to obtain the required life insurance and are currently negotiating alternative forms of collateral.

Long Term Debt – On December 10, 2012 the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013. No interest expense from this loan was recognized in 2012 due to its immateriality.

Principal payout over the life of the loan is as follows:

	2013	2014	2015	2016	2017	2018	Total
Long Term Debt	$8,723	$10,073	$10,689	$11,343	$12,036	$1,036	$53,900

NOTE 12. – COMMITMENTS AND CONTINGENCIES

During 2013-YTD and 2012-YTD, the Company operated under several material agreements as listed below:

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

The Company is committed to lease payments over the next five years are as follows:

	2013	2014	2015	2016	Beyond	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$162,000	$189,000	$—	$—	$—	$351,000
Ashville, North Carolina (Sales)	28,347	56,695	56,695	—	—	141,737
	$190,347	$245,695	$56,695	$—	$—	$492,737

Pending and threatened litigation –

•

The Company has received several pending and threatened litigations from various suppliers and other service providers, typically over non-payment for goods or services. Such disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided. We settled several of these claims in 2012 and 2013 through structured payouts of which the unpaid amount due was $76,264 and $162,764 at June 30, 2013 and December 31, 2012, respectively.  The Company considers the remaining open claims of this nature immaterial to its operations.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

•

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.

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

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at June 30, 2013 totaled $1,557,620.

Contract contingencies

Our distribution agreement with Gamma Investors provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million.

NOTE 13 – EQUITY

Common Stock

When shares are issued in lieu of cash for goods or services, such goods or services are valued based upon the shares issued multiplied by the closing price of the stock on the date immediately preceding such issuance.

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

During the second quarter of 2013, the Company issued 11,765 shares to a distributor for achieving sales goals valued at $2.11 per share, which resulted in a sales allowance of $24,824 in aggregate. We also issued 80,000 shares to an IR firm for services valued at $1.75 per share or $140,000 in total. Our directors received 7,500 shares for services valued between $1.75 and $2.61 per share or $16,350.

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

The following tables present the status of all warrants outstanding at June 30, 2013 and December 31, 2012, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	253,893	$4.67	4.22	$—
Issued	—	—		—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	253,893	$4.67	3.21	$—
Exercisable at December 31, 2012	253,893	$4.67	3.21	$—

Six Months Ended June 30, 2013
Outstanding at January 1, 2013	253,893	$4.67	3.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2013	253,893	$4.67	2.72	$—
Exercisable at June 30, 2013	253,893	$4.67	2.72	$—

No warrants were issued in 2012 or 2013 to date.

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

The following tables present the status of all options outstanding at June 30, 2013 and December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	73,333	$0.10	3.0	$264,000
Issued	—	—
Exercised	(40,700)	$0.10
Forfeited	—	—
Outstanding at December 31, 2012	32,633	$0.10	2.16	$107,690
Exercisable at December 31, 2012	32,633	$0.10	2.16	$107,690

Six Months Ended June 30, 2013
Outstanding at January 1, 2013	32,633	$0.10	2.16	$107,690
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at June 30, 2013	32,633	$0.10	1.67	$65,919
Exercisable at June 30, 2013	32,633	$0.10	1.67	$65,919

No options were issued in 2013-YTD or 2012.

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

NOTE 15. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceed 10% of total sales and collectively represent 55% of total sales. There were no other products, which individually exceed 5% of total sales. The Company sells its products to several types of customer, which primarily include distributors and salons, none of which represent individually in excess of 10% of total sales during 2013-YTD and 2012-YTD. During 2013-YTD our top six customers generated 36% of our sales.

There were no sales to customers individually in excess of 10% of total sales during 2013-YTD.

Sales to customers individually in excess of 10% of total sales during 2012-YTD and their accounts receivable at June 30, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$714,506	13%	$307,159	11%

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

Purchases from significant vendors during 2013-YTD and their accounts payable at June 30, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$454,422	18%	$304,804	12%
C	$394,002	16%	$ 77,073	3%

Purchases from significant venders during 2012-YTD and their accounts payable at June 30, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$515,683	23%	$35,650	4%
C	$266,088	12%	$77,228	9%

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

Information about the Company’s geographic operations for both 2013-YTD and 2012-YTD as follows:

	2013	2012

Net Revenue:
North America	$4,862,899	$4,013,776
International	2,529,947	1,468,466
	$7,392,846	$5,482,244

Furniture and Equipment, Net:
North America	$126,685	$84,877
International	131,344	—
	$258,029	$84,877

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

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

The Company incurred approximately $5,000 in professional fees in connection with its acquisition of DS Mexico in 2012.

The following summarizes the fair value of the assets and liabilities acquired:

Cash	$127,321
Accounts receivable	380,522
Inventory	159,379
Prepaid and other current assets	87,125
Property and equipment, net	126,628
Customer list	932,000
Goodwill	34,444
Accounts payable	(455,726)
Other current liabilities	(50,678)
Total net assets acquired	$1,341,015
Aggregate purchase price	$1,341,015

DS HEALTHCARE GROUP, INC (d/b/a DS LABORATORIES) and SUBSIDIARIES

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated financial statements for the three months ended June 30, 2013 and June 30, 2012. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Revenues, net – Total net revenues decreased $67,108, or 1.9%, from $3,498,262 (2012) to $3,431,154, (2013). Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented 40% of total sales. The only other product that individually exceeded 5% of sales was Spectral DNC-N which accounted for another 7% of total sales. Revenues decreased primarily due to new Company polices as it relates to extending credit to new and existing customers, which may include payment prior to shipping goods, which at times has prevented us from shipping goods. Revenues from our top six customers accounted for approximately 33% of our total revenues during the three months ended June 30, 2013.

Effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in approximately $849,500 of  additional revenues to external customers, during the three months ended June 30, 2013. Effective October 29, 2012, we acquired the brand “Nutra Origin”. For the three months ended June 30, 2013, sales of Nutra Origin products were approximately $18,000.

Cost of Goods Sold – Total cost of goods sold decreased $217,433 or 10.4%, from $2,047,501 (2012) to $1,830,068 (2013). Approximately $27,600 of the decrease was related to the decrease in sales. We have made certain changes to our packaging and isolated formulas, and improved overall production efficiencies which accounted for the remaining $189,833 of the decrease.

Selling and Marketing Costs – Selling and marketing costs increased $83,532 or 10.3% from $810,834 (2012) to $894,366 (2013). The increase was due to the following:

–

Increases of:

•

$130,692 in freight and shipping costs, as a result of a one-time accommodation to customers that experienced significant delays and backorders in Q1 of 2013 and also as a result of increased international shipping to new and existing customers.

•

$66,290 for marketing and promotion costs, primarily to support existing sales,

•

$45,356 for travel and entertainment costs incurred to promote sales, and

•

$15,657 for other sales and marketing costs.

–

The forgoing increases were partially offset by the following decreases of:

•

$174,463 for consulting and commissions, as a result of certain staffing redundancies, which are being identified and corrected.

General and Administrative Costs – General and administrative costs increased $355,429 or 35%, from $1,014,130 (2012) to $1,369,559 (2013). The increase is due to the following:

–

Increases of:

•

$182,840 for personnel costs due to performance compensation agreements and increased staffing in our newly acquired Mexican distributor,

•

$86,311 in depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor, and

•

$143,581 for various other general and administrative costs, as a result of increased accounting costs, regulatory filings and reporting.

–

The forgoing increases were partially offset by the following decreases of:

•

$57,303 for professional fees for consultants, legal services and overall investor relation’s services.

Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Revenues, net – Total net revenues increased $1,910,603 or 34.9%, from $5,482,244 (2012) to $7,392,846 (2013). Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceeded 10% of total sales and collectively represented 55% of total sales. There were no other products, which individually exceeded 5% of total sales. Revenues increased primarily due to the carryover of unfilled orders at December 31, 2012 and the addition of our Mexican subsidiary.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top six customers accounted for approximately 36.5% of our total revenues during the six months ended June 30, 2013.

In addition, effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in an approximate $1.3 million of additional revenues to external customers during the six months ended June 30, 2013. Effective October 29, 2012, we acquired the brand “Nutra Origin”. For the six months ended June 30, 2013, sales of Nutra Origin products were approximately $32,000. Furthermore, we recognized revenues of approximately $1.9 million of product ordered during December 2012 that we were unable to fulfill prior to December 31, 2012, which were subsequently shipped during the six months ended June 30, 2013.

Cost of Goods Sold – Total cost of goods sold increased $1,035,914 or 34.7%, from $2,981,163 (2012) to $4,017,077 (2013). All of the increase was related to the increase in sales.

Selling and Marketing Costs – Selling and marketing costs increased $77,379 or 4.9% from $1,573,985 (2012) to $1,651,364 (2013). The increase was due to the following:

–

Increases of:

•

$132,446 for marketing and promotion costs, primarily to drive the increase in sales,

•

$89,143 for travel and entertainment costs incurred to expand and promote sales, and

•

$70,285 for other sales and marketing costs.

–

The forgoing increases were partially offset by the following decreases of:

•

$214,495 for consulting and commissions, which are a direct result of removing staffing redundancies.

General and Administrative Costs – General and administrative costs increased $1,148,748 or 66.4%, from $1,729,486 (2012) to $2,878,233 (2013). The increase is due to the following:

–

Increases of:

•

$359,849 for personnel costs due to increased staffing as a result of our expanding sales and operations groups, including our newly acquired Mexican distributor,

•

$200,090 for bad debt as a result of increased sales and relaxed credit terms to expand sales in Q1 which have been curtailed in Q2,

•

$164,472 in depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor, and

•

$424,337, for various other general and administrative costs.

Liquidity and Capital Resources

We had cash and cash equivalents of $461,384 and working capital of $1,287,594 at June 30, 2013. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through private sales of our common stock and by credit financing.

Despite our losses during 2012 and the six months ended June 30, 2013, we believe that by minimizing certain sales and marketing expenses and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital to support expanding sales.  In the event we do not receive funding, we will need to suspend our continued expansion.  The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. Based on our current plans for the next 12 months, we require approximately $1,500,000 to maintain current operations.

We have commenced implementing, and will continue to implement, various measures to address our financial condition.  We are continuing to seek debt and equity financing, however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.  We are curtailing our rate of expansion until our cash flow improves and we can recommence these activities with appropriate working capital or funding.  We are also curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate working capital funding.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business. The loan agreement also provides for certain covenants which requires us to maintain a life insurance policy on our chief executive officer for the benefit of the financial institution and precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We have been in compliance with the covenants under the credit facility except that we have not obtained any life insurance policy for our chief executive officer, did not provide the bank with our 2012 tax return within 90 days of year end, and during the fourth quarter of 2012, certain invoices submitted for financing were improperly supported. The bank is aware of these matters and has provided us with applicable waivers, except we are negotiating alternatives to the requirement for obtaining life insurance on our chief executive officer.

The credit facility also provides for a referral fee of 4% per annum for three years. At June 30, 2013, we have drawn down $772,379 under the credit facility. We had $56,271 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at June 30, 2013. We are discussing with our credit lender the possible inclusion of international accounts receivable in our borrowing base in order to increase our availability under our line, as our sales to end users outside the U.S. have increased substantially over the past 24 months.

We also satisfied our working capital requirements in 2012 and through the six months ended June 30, 2013, through advances from related parties and third parties. On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder of our company. This loan is non-interest bearing and matures on December 11, 2013. In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder. This loan is unsecured, non-interest bearing and matures on December 11, 2013. We also received a loan from Daniel Khesin, our chief executive officer for $39,000. This loan is an unsecured, non-interest bearing and matures on December 25, 2013.  On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder. The loan bears interest at 3% per month and matured on May 20, 2013. This loan has been substantially repaid.  At June 30, 2012, the maturity date of the unpaid balance of $10,000 had been extended to August 20, 2013.

Cash Flows for the Six Months Ended June 30, 2013

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2013 of approximately $606,162. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization, resulted in net cash used by operating activities of $656,930 which was offset by changes in operating assets and liabilities of $50,768 to support expanding sales as follows:

•

$207,042 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,

•

$353,554 provided by a reduction in inventory associated with utilization of excess inventory components,

•

$262,809 provided by an increase in accounts payable resulting from vendor support,

•

$330,003 used by accrued expenses as a result of payments of certain accrued expenses such as commissions, and

•

$28,550 used by net changes in other current assets and liabilities.

Cash Flows used in Investing Activities

Our investing activities used $52,304 in net cash during the six months ended June 30, 2013. Net cash used is primarily composed of the following:

•

$33,978 used to purchase equipment, primarily for production,

•

$35,139 used to purchase injection molds,

•

$20,039 provided from disposal of fixed assets,

•

$8,027 used for advances to related parties, and

•

$4,801 provided for retired security deposits.

Cash Flows from Financing Activities

Our financing activities provided $701,775 in net cash as a result of borrowings net of repayments under the asset based credit facility and additional borrowings offered by existing shareholders during the six months ended June 30, 2013. During the period we received advances from shareholders of $310,000 and made repayments totaling $9,609.  The remaining cash provided by financing activities came from net borrowings under our asset based credit facility of $401,384.

Financial Position

Total Assets – Our total assets decreased $175,600 or 2.1% from $8,224,676 as of December 31, 2012 to $8,049,076 as of June 30, 2013, which is considered nominal. There was a net decrease in current assets of $31,445 the components of which are discussed further below. The decrease in total assets was also the result of an increase of $3,162 in other assets which is considered nominal; a decrease of $35,691in furniture and equipment, net due to depreciation; and a decrease of $119,653 in intangible assets due to amortization.

Current Assets – The net decrease in current assets of $31,445 was primarily associated with a $314,684 decrease in inventory levels, partially offset by a $64,474 and $169,868 increase in net accounts receivable and other current assets, respectively. The decrease was also partially offset by an increase in cash of $48,896. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows:

Inventory – Inventory levels decreased 9.1%, as a result of efforts to reduce excess inventory.

Although inventory on hand at June 30, 2013 has not changed appreciably during the current quarter, it represents approximately 41% of COGS or a five month supply based on the sell through rate achieved for the six months ended June 30, 2013, as annualized resulting in an inventory turnover rate of 2.4 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2013, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2013.

Accounts Receivable, net – Accounts receivable, net increased $64,474 which is considered nominal.

Prepaid Expenses – Prepaid expenses increased 107% primarily as a result of advances for services.

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

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of June 30, 2013.

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

Since our inception we have relied on an outside accounting consultant to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultant is U.S. certified public accountant. We expect to be materially dependent upon the consultant or another third party which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. Furthermore, in an effort to remediate certain of the weaknesses above we have also added three independent directors to our board of directors who have formed an audit committee including the appointment of a financial expert. The committee is charged with, and has been, developing financial policies and controls, reviewing and providing oversight to our financial reporting processes, financial statements and public filings. Our ability to remediate the material weaknesses in our internal control over financial reporting will be dependent upon the development and implementation of these changes, which will require both the hiring of additional accounting personnel and the investment in enhanced systems, policies and procedures. While we expect to continue to rely upon our outside accounting consultant until such time as we are able to hire a properly qualified chief financial officer, if we are able to successfully implement these changes to our internal control over financial reporting we believe we will be able to remediate substantially all of the material weaknesses described earlier in this section. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described earlier in this section will not result in errors in our consolidated financial statements in future periods.

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

Changes in Internal Control over Financial Reporting.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to the equity securities previously disclosed on SEC reports by the Company, during the period covered by this report the Company issued the unregistered shares of common stock as disclosed below.  The shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act.  The certificates representing the shares contain legends restricting their transferability absent registration or exemption.

During the second quarter of 2013, the Company issued 11,765 shares to a distributor for achieving sales goals valued at $2.11 per share, which resulted in a sales allowance of $24,824 in aggregate. We also issued 80,000 shares to an IR firm for services valued at $1.75 per share or $140,000 in total. Our directors received 7,500 shares for services valued between $1.75 and $2.61 per share or $16,350.

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

Date: August 19, 2013	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer