Form 10-Q
period 2013-09-30
DS HEALTHCARE GROUP, INC.
filed 2013-11-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 001-35763

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

There were 13,768,326 shares of common stock outstanding as of November 12, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash	$763,957	$412,488
Accounts receivable, net	1,802,262	2,125,641
Inventory	2,562,399	3,453,950
Prepaid expenses and other current assets	260,205	159,164
Total Current Assets	5,388,823	6,151,243

Furniture and Equipment, net	232,524	293,720
Advances to Affiliates	—	17,973
Intangible Assets, net	1,488,712	1,674,852
Other Assets	75,265	86,888

TOTAL ASSETS	$7,185,324	$8,224,676

LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$2,287,625	$2,327,540
Accrued expenses	441,551	704,882
Credit facility	576,088	448,658
Shareholder loans	21,700	353,000
Other current liabilities	300,817	227,407
Total Current Liabilities	3,627,781	4,061,487

Long Term Debt	37,143	45,177

TOTAL LIABILITIES	3,664,924	4,106,664

COMMITMENTS AND CONTINGENCIES

Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 and 5,500,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	5,500
Common stock, $0.001 par value, 300 million shares authorized: 13,759,383 and 12,119,705 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,759	12,120
Additional paid-in-capital	10,942,093	9,244,748
Stock subscription	(27,500)	(30,000)
Accumulated deficit	(7,366,453)	(5,097,990)
Accumulated comprehensive income	(13,167)	—
Total Shareholders' Equity	3,548,732	4,134,378

Non-Controlling Interest	(28,332)	(16,366)

Total Equity	3,520,400	4,118,012

TOTAL LIABILITIES AND EQUITY	$7,185,324	$8,224,676

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
Product sales	$3,338,751	$3,348,016	$11,422,939	$9,261,091
Less allowances	(138,562)	(157,626)	(829,904)	(588,457)
Net revenue	3,200,189	3,190,390	10,593,035	8,672,634

Cost of Goods Sold	1,437,763	1,399,007	5,454,840	4,380,170

Gross Profit	1,762,426	1,791,383	5,138,195	4,292,464

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	463,106	341,513	948,146	1,041,048
Other selling and marketing expenses	718,791	620,700	1,885,116	1,495,149
	1,181,897	962,213	2,833,262	2,536,197
General and administrative
Salary and personnel costs	488,113	410,854	1,446,789	1,009,681
Professional fees and consulting costs	419,180	201,624	1,157,566	909,966
Other general and administrative expenses	455,048	268,026	1,636,220	690,343
	1,362,341	880,504	4,240,575	2,609,990
Total operating costs and expenses	2,544,238	1,842,717	7,073,837	5,146,187

Operating Loss	(781,812)	(51,334)	(1,935,642)	(853,723)

Other Income (Expense)
Loss on conversion of debt	(289,600)	—	(289,600)	—
Interest income	—	698	—	1,474
Interest expense	(23,327)	(17,179)	(84,888)	(27,363)
Other	23,357	27,451	24,018	30,826
Total other income (expense)	(289,570)	10,970	(350,470)	4,937

Loss Before Taxes	(1,071,382)	(40,364)	(2,286,112)	(848,786)

Income Tax (Benefit)	(16,571)	—	(5,683)	—

Net Loss	(1,054,811)	(40,364)	(2,280,429)	(848,786)

Net Loss Attributable to Non-Controlling Interest	(1,405)	—	(11,966)	—

Net Loss Attributable to Shareholders	$(1,053,406)	$(40,364)	$(2,268,463)	$(848,786)

Basic and Diluted Earnings per Share:
Weighted average shares	12,557,240	11,202,792	12,303,089	10,778,475
Loss per share	$(0.08)	$(0.00)	$(0.18)	$(0.08)

Other Comprehensive Income:
Foreign currency translation adjustment	(18,754)	—	(13,167)	—
Comprehensive loss	(1,072,160)	(40,364)	(2,281,630)	(848,786)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Period from January 1, 2012 to September 30, 2013

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

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Continued)

For the Period from January 1, 2012 to September 30, 2013

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012
Shares Issued:
Sold to private investors			381,192	381	413,419	(7,500)			406,300		406,300
Less: Issuance costs					(31,260)				(31,260)		(31,260)
For services
Investor relations			152,700	153	276,397				276,550		276,550
Associates compensation			31,779	32	52,689				52,721		52,721
Distributor award			55,498	55	105,668				105,723		105,723
Board of Directors			12,500	12	32,338				32,350		32,350
Fractional shares from reverse split			9						—		—
Subscription sold to private investor						10,000			(10,000)		(10,000)
Other Comprehensive Income								(13,167)	(13,167)		(13,167)
Conversion of preferred shares to common stock	(5,500,000)	(5,500)	550,000	550	4,950				—		—
Shareholder loan converted			456,000	456	843,144				843,600		843,600
2013 Net Loss							(2,268,463)		(2,268,463)	(11,966)	(2,280,429)
September 30, 2013 (Unaudited)	—	$—	13,759,383	$13,759	$10,942,093	$(27,500)	$(7,366,453)	$(13,167)	$3,548,732	$(28,332)	$3,520,400

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(2,280,429)	$(848,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,730	177,663
Amortization of deferred issuance costs	47,908	—
Loss on disposal of fixed assets	5,126	—
Provision for doubtful accounts	319,756	82,552
Inventory obsolescence allowance	12,527	—
Stock issued for services	467,345	530,309
Warrants issued for financial services	—	4,070
Warrants issued for other services	—	128,000
Loss on extinguishment of debt	289,600	—
Stock returned and cancelled	—	(56,000)
Changes in operating assets and liabilities:
Accounts receivable	3,622	(769,330)
Inventory	879,024	(745,937)
Prepaid expenses and other current assets	(148,950)	(248,855)
Accounts payable	(39,913)	387,663
Accrued expenses	(263,330)	23,215
Other current liabilities	73,409	49,275
Net cash used in operating activities	(350,575)	(1,286,161)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(41,018)	(87,906)
Purchase of injection molds	(35,139)	(48,287)
Proceeds from disposal of fixed assets	20,039	—
Disposal of Brazil Joint Venture	—	4,678
Purchase of brand rights	(4,307)	(102,420)
Security deposits	10,801	(7,081)
Purchase of Mexican customer list	19,727	—
Net cash used in investing activities	(29,897)	(241,016)

Cash Flows from Financing Activities:
Net proceeds of credit facility	127,430	602,298
Proceeds from shareholders’ loan	310,000	—
Repayment of loans and notes	(95,335)	—
Repayments to related parties	17,973	—
Proceeds from sale of stock subscriptions to investors	10,000	—
Proceeds from sale of stock	406,300	732,000
Less issuance costs	(31,260)	(146,400)
Net cash provided by financing activities	745,108	1,187,898

Effect of exchange rate changes on cash	(13,167)	—

Net Increase (Decrease) in cash	351,469	(339,279)
Cash, Beginning of Period	412,488	1,284,343
Cash, End of Period	$763,957	$945,065

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows (Continued)

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Supplemental Information:
Cash paid for interest	$—	$25,995
Cash paid for taxes	$—	$—
Supplemental Noncash investing and financing activities;
Stock issued for purchase of Mexican distributor	$—	$1,500,000
Conversion of shareholder loans to equity	$843,600	$—
Conversion of preferred shares to common shares	$5,500	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
IFRS	International Financial Reporting Standards
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
2013-QTR	Three months ended September 30, 2013
2013-YTD 2012-QTR 2012-YTD	Nine months ended September 30, 2013 Three months ended September 30, 2012 Nine months ended September 30, 2012
VIE	Variable Interest Entity

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS (Continued)

In the fourth quarter of 2009, we completed an agreement with DS Laboratories Brazil, LTDA (an entity owned by an investor of the Company) to distribute our products and additional future products specifically tailored for the Brazilian market. The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

In the first quarter of 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer. Our Chief Executive Officer’s father was part owner and COO of the manufacturer of Nutra Origin brand products.

In the third quarter of 2011, the Company finalized discussions with DS Laboratories Brazil, LTDA, to modify its joint venture distribution agreement. In exchange for 100% ownership in the joint venture, our Brazilian distributor has fully funded the product development and licensing of our products in Brazil. We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution. We commenced sales in the fourth quarter 2012. As of September 30, 2013, the Company had invested $26,000 in this venture which will be repaid by our distributor.

In the second quarter of 2012, we engaged in negotiations to license or acquire the Nutra Origin brand. Negotiations were completed and closed in the fourth quarter of 2012 whereby we pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand. As part of the closing, we issued $50,000 in DSKX stock and granted a 7% equity interest in a newly formed subsidiary, Nutra Origin, Inc. In a separate transaction, we also acquired the 100% of the Pure Guild brand license (see Note 7).

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

-The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV. Also included in the consolidated financial statements are the activities of Velocity Storage and Packaging, LLC and Wally Group, LLC an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on form 10-K, filed with the SEC on April 24, 2013. In the opinion of management, all adjustments which are necessary to provide a fair presentation of financial position as of September 30, 2013 and the related operating results and cash flows for the interim periods presented have been made. All adjustments are of a normal recurring nature. The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2013.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2012 consolidated financial statements (accounts payable and accrued expenses, and shareholder loans and other current liabilities) have been reclassified for comparability with the September 30, 2013 presentation. These reclassifications had no effect on previously reported net loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At September 30, 2013 and December 31, 2012, the allowance for uncollectable accounts was $544,208 and $373,981, respectively. At September 30, 2013 and December 31, 2012, the Company provided $210,000 and $110,000 respectively for defectives and product returns and $60,000 at both dates for advertising credits.

Inventory

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence, accordingly quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the straight line depreciation method over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $77,049 and $29,195 in depreciation expense during the nine months ended September 30, 2013 and 2012, respectively. Accumulated depreciation was $224,740 and $101,972 at September 30, 2013 and December 31, 2012, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. ASC Topic 730, “Accounting for Research and Development Costs” requires such activities be expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $137,039 and $136,927 for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized,  At September 30, 2013 and 2012, a valuation allowance was provided against our deferred tax assets.  Income tax benefit is the result of Mexican operations.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

NOTE 3. – LIQUIDITY

As of September 30, 2013, we had $763,957 in cash. We have sustained substantial operational losses since our inception, and such operational losses have continued through September 30, 2013. We have financed our operations primarily through the issuance of shares of our common stock, a line of credit and the issuance of promissory notes. At September 30, 2013, we had an accumulated deficit of approximately $7,366,453. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses and success of new and existing products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Accoringly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•

Curtailing operations where feasible to conserve cash through deferring or modifying certain of our activities until our cash flow improves and we can recommence these activities with appropriate working capital funding.

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,”. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – INVENTORY

Significant components of inventory at September 30, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Bulk product and raw materials	$2,110,191	$2,402,331
Work in process	82,773	237,284
Merchandise inventory	870,132	1,074,833
Inventory in transit	11,830	239,502
Less: Allowance	(512,527)	(500,000)
	$2,562,399	$3,453,950

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

Management evaluated the inventory at September 30, 2013 and December 31, 2012 and reserved $512,527 and $500,000, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at September 30, 2013 and December 31, 2012 consist primarily of:

	2013	2012
	(Unaudited)
Prepaid rent	$28,620	$21,200
Prepaid insurance	58,138	24,304
Deferred issuance costs, net of amortization	32,670	61,828
Prepaid Value Added Tax	56,552	30,228
Advances for marketing	83,362	—
Other prepaid	863	21,604
	$260,205	$159,164

Prepaid rent – Represents the temporary timing of rent payments.

Prepaid insurance – Represents the temporary advance of deposits and scheduled premium payments made in excess of premiums expensed over the policy period. Premiums advanced and expensed during 2013-YTD totaled approximately $111,960 and $77,264, respectively.  Most of our insurance coverage was renewed in June 2013.

Deferred issuance costs – These amounts were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 11, which consisted of loan origination fees, legal and due diligence fees. Deferred issuance costs advanced and expensed during 2013-YTD totaled approximately $18,750 and $47,908, respectively. Our lender charged a renewal fee in April 2013.

Advances for marketing – Represents advances made to several marketing firms to provide consulting services thru 2013.  Advanced costs expensed during 2013-YTD totaled approximately $190,158.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(300,000)	(243,750)
Net distribution rights	450,000	506,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(88,875)	(77,790)
Net brand right	70,211	81,296

Nutra Origin license	144,307	144,307
Less: Accumulated amortization	(42,577)	(6,500)
Net license	101,730	137,807

DS Mexico Customer list	922,831	932,000
Less: Accumulated amortization	(90,504)	(16,945)
Net customer list	832,327	915,055

Goodwill	34,444	34,444
	$1,488,712	$1,674,852

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and shareholder, is currently commercializing its product line along with a generic Minoxidil product for the Brazilian market, which was introduced in the 4th quarter of 2012. $56,250 was amortized during both 2013-YTD and 2012-YTD.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7. – INTANGIBLE ASSETS (Continued)

Pure Guild brand rights – During the 3rd quarter of 2009, we entered into an agreement with a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. As part of this project we obtained a 50% interest in the Pure Guild brand and the permanent exclusive rights to manufacture the Pure Guild products. In exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. These rights were being amortized over 5 years, representing the basic term of the supplier agreement.

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $11,085 and $16,495 has been amortized during 2013-YTD and 2012-YTD, respectively.

Nutra Origin brand license – We have been distributing the Nutra Origin brand products since October 2010 and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our health and personal care product offerings into the nutraceutical market. Our CEO’s father is a part owner and was COO of the company that owns the Nutra Origin brand. He is now our Nutra Origin product manager. Our license agreement requires us to pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand, plus $50,000 in DSKX common shares. The agreement contains certain performance clauses for both parties, which permit cancellation by us after 3 years and permit cancellation by the seller if we fail to maintain stipulated minimum sales.  We are currently delinquent in payment of our license fees and are negotiating a modification in our license agreement.  $29, 827 has been amortized during the nine months ended September 30, 2013.

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired the customer list which was recorded at its fair value as determined by management utilizing the services of an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $73,558 of amortization expense in 2013-YTD. The change in the gross value of the DS Mexico customer list is the result of foreign currency translation adjustment at September 30, 2013. At September 30, 2013 no impairment was considered necessary.

Goodwill – Also in connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 19, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. Its fair value as determined by an independent appraiser. The asset is not being amortized; however the Company will access the asset for impairment annually. The change in the gross value of the goodwill is the result of foreign currency translation adjustment at September 30, 2013.  At September 30, 2013 no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the next years.

	2013	2014	2015	2016	Beyond	Total
Asset:
Brazil distribution rights	$18,750	$75,000	$75,000	$75,000	$206,250	$450,000
Pure Guild brand rights	3,695	14,780	14,780	14,780	22,176	70,211
Nutra Origin brand license	11,568	46,273	43,889	—	—	101,730
Mexican Customer list	25,875	103,500	103,500	103,500	495,952	832,327
	$59,888	$239,553	$237,169	$193,280	$724,378	$1,454,268

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8. – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Trade payables	$2,287,625	$2,327,540

Accrued expenses:
Advertising and marketing	$24,264	$60,264
Commissions	160,989	362,346
Facilities	19,782	38,023
Fees / interest	16,578	19,012
Investor relations	52,022	44,000
Production materials	70,692	—
Other	—	61,807
Personnel	82,224	109,930
Professional fees	15,000	9,500
	$441,551	$704,882

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

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2013 and December 31, 2012 consist of:

	2013	2012
	(Unaudited)
Customer deposits	$20,312	$22,689
Credit cards	85,488	117,006
Taxes payable/(receivable)	(28,891)	78,989
Current portion of long term debt	8,723	8,723
Insurance premium financing	32,135	—
Vendor financing	83,614	—
Other	99,436	—
	$300,817	$227,407

Customer deposits – represent monies advanced to us on orders for future shipments.

Insurance premium financing – represent short term borrowings specifically to finance the acquisition of certain insurance coverage.  Our insurance coverage financed included, D&O, general liability and ocean marine coverage.

Vendor financing – represent financing offered by vendors to fund our purchases of their product.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10. – SHAREHOLDER LOANS

Shareholder loans - On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder. This loan is non-interest bearing and matures on December 11, 2013. During the first quarter of 2013, we received an additional $240,000 from the same consultant/shareholder under the same terms as the initial advance, bringing the total advanced to $554,000. On September 27, 2013 the lender accepted 456,000 shares of common stock in full satisfaction of outstanding liability.  The common shares issued were valued at $843,600 based on the trading values of shares at the time of issuance.  Accordingly, the Company recognized a $289,600 loss on extinguishment of debt.

We also received a loan from Daniel Khesin, our Chief Executive Officer for $39,000. This loan is unsecured, non-interest bearing and matures on December 25, 2013. Installment payments totaling $27,300 have been made during 2013-YTD. The net advanced outstanding at September 30, 2013 was $11,700.

On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder and affiliate of our Brazilian distributor. The loan accrues interest at 3% per month and matures on August 20, 2013.  The loan calls for monthly installment payments along with interest. The net advanced outstanding at September 30, 2013 was $10,000.

NOTE 11. – DEBT FINANCING

Credit Facility - On April 6, 2012 a financial institution provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of September 30, 2013, the Company had $576,088 outstanding and $340,912 available to borrow based on its advance formulas for qualified accounts receivable and finished goods inventory.

We are currently in compliance with the covenants under the credit facility, except that;

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

Principal payout over the life of the loan is as follows:

	2013	2014	2015	2016	2017	2018	Total
Long Term Debt	$689	$10,073	$10,689	$11,343	$12,036	$1,036	$45,866

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

The Company is committed to lease payments over the next five years are as follows:

	2013	2014	2015	2016	Beyond	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$81,000	$189,000	$—	$—	$—	$270,000
Ashville, North Carolina (Sales)	14,174	56,695	56,695	—	—	127,564
	$95,174	$245,695	$56,695	$—	$—	$397,564

Pending and threatened litigation –

•

The Company has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided. In 2011, we received 5 supplier claims for certain advertising, human resource and consulting matters that we are disputing and filing counter claims. We settled four of these claims in 2012 and structured payouts representing our estimate of the amount due of $24,264 and $162,764 at September 30, 2013 and December 31, 2012, respectively.  We intend to vigorously defend the remaining claim.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

•

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida in 2012 by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. Management intends to vigorously defend the action and contends the suit is without merit as the contractor was dismissed for cause. Accordingly, management has not provided a contingency reserve for this matter.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at September 30, 2013 totaled $993,363.

Contract contingencies

Our distribution agreement with Gamma Investors, a shareholder of the Company,provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million.  Transactions with Gamma have been de minimus to date.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

During the third quarter of 2013, the Company sold an aggregate of 381,192 shares to four private investors at prices ranging from $1.00 to $1.15 per share for a total of $406,300.  Fees were paid to a third party on three of the four transactions resulting in issuance costs of $31,260.  The Company also issued 28,433 shares in aggregate, to several distributors for achieving sales goals valued at $1.50 average per share, which resulted in a sales allowance of $42,649 in aggregate. We also issued 52,700 shares in aggregate to four investor relations (“IR”) firms for services valued at $1.76 average per share or $92,550 in total. We also issued 31,779 shares to two associates for services rendered valued at $1.66 average per share or $52,721 in total.

Surrender of Common Stock

During the third quarter of 2012, an IR firm surrendered 20,000 shares previously issued for services not fully earned and previously valued at $2.80 per share, which resulted in a return to equity of $56,000 in aggregate.

During the fourth quarter of 2012, an IR firm returned 5,000 shares valued at $3.36 per share, which resulted in a recovery of $16,800.

Warrants

In fourth quarter of 2011 the Company completed a closing of a private offering of 617,857 shares of the Company’s Common Stock, under a securities purchase agreement (“SPA”). The SPA provides the investors with warrants to purchase an aggregate of 154,464 shares of Common Stock. In addition, the SPA also granted warrants to purchase 49,429 shares of Common Stock as fees for assisting in the SPA closing. In addition to the foregoing, there were 50,000 warrants issued to an IR firm for services in 2010.

The following tables present the status of all warrants outstanding at September 30, 2013 and December 31, 2012, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	253,893	$4.67	4.21	$—
Issued	—	—		—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	253,893	$4.67	3.21	$—
Exercisable at December 31, 2012	253,893	$4.67	3.21	$—

Nine Months Ended September 30, 2013
Outstanding at January 1, 2013	253,893	$4.67	3.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2013	253,893	$4.67	2.47	$—
Exercisable at September 30, 2013	253,893	$4.67	2.47	$—

No warrants were issued in 2012 or 2013 to date.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

The following tables present the status of all options outstanding at September 30, 2013 and December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	73,333	$0.10	3.0	$264,000
Issued	—	—
Exercised	(40,700)	$0.10
Forfeited	—	—
Outstanding at December 31, 2012	32,633	$0.10	2.16	$107,690
Exercisable at December 31, 2012	32,633	$0.10	2.16	$107,690

Nine Months Ended September 30, 2013
Outstanding at January 1, 2013	32,633	$0.10	2.16	$107,690
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at September 30, 2013	32,633	$0.10	1.41	$54.497
Exercisable at September 30, 2013	32,633	$0.10	1.41	$54,497

No options were issued in 2013-YTD or 2012.

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The preferred stock automatically converts into common stock on a ten-to-one basis in September 2013. Two of the founders converted 4,500,000 preferred shares into 450,000 common shares during 2012. The remaining 5,500,000 shares we held by the remaining founder and CEO of the Company and converted into 550,000 common shares on September 15, 2013.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

NOTE 15. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceed 10% of total sales and collectively represent 50% of total sales. There were no other products, which individually exceed 5% of total sales. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total sales during 2013-YTD and 2012-YTD. During 2013-YTD our top ten customers generated 42% of our sales.

There were no sales to customers individually in excess of 10% of total sales during 2013-YTD.

Sales to customers individually in excess of 10% of total sales during 2012-YTD and their accounts receivable at September 30, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$930,167	11%	$191,156	7%
C	$927,518	11%	$410,831	14%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

Purchases from significant vendors during 2013-YTD and their accounts payable at September 30, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$526,787	17%	$297,305	18%
C	$530,515	17%	$ 82,868	5%

Purchases from significant venders during 2012-YTD and their accounts payable at September 30, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$719,638	19%	$ ---	--%
C	$512,820	13%	$86,893	7%

NOTE 17. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on fundamentally one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia. We consider these customers as based in North America. However our sales to international distributors who distribute our product outside North America have been increasing. We have also recently acquired our distributor in Mexico, the results of which are more fully discussed in Note 19.

Information about the Company’s geographic operations for both 2013-YTD and 2012-YTD as follows:

	2013	2012

Net Revenue:
North America	$6,888,894	$5,858,478
International	3,704,141	2,814,156
	$10,593,035	$8,672,634

Furniture and Equipment, Net:
North America	$112,456	$111,727
International	120,068	---
	$232,524	$111,727

NOTE 18. – CONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company holds a variable interest in Velocity Storage and Packaging LLC (“Velocity”) an entity for which the Company is the primary beneficiary. Velocity performs packaging and shipping services exclusively for the Company. The Company’s variable interest relates to a financing arrangement whereby, all operational expenses including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own. Accordingly, the Company determined that Velocity was a VIE and the Company was the primary beneficiary under the guidance offered in ASC 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

In connection with the Share Exchange Agreement, the Company issued 600,000 shares of its stock, of which 450,000 shares have been delivered as of December 31, 2012. The remaining 150,000 shares are held in escrow by the Company to be delivered upon completion of the performance measures as stipulated by the Share Exchange Agreement.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

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

The following unaudited pro forma information presents the combined results of operations for the three months and nine months ended September 30, 2012 as if the acquisition of Divine Skin Laboratories, S.A. DE C.V. (“DS Mexico”) had been completed on January 1, 2012. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. These adjustments include:

•	An increase in amortization expense of $90,500 for the nine months ended September 30, 2012, related to the fair value of acquired identifiable intangible assets.

•	The inclusion of compensation of $24,703 for the nine months ended September 30, 2013, primarily related to performance bonus for our general manager.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the Acquisition:

	Three Months Ended September 30	Nine Months Ended September 30,
	2012	2012
Revenue	$3,574,361	$9,607,454

Net income (loss)	$(8,010)	$(749,973)

Net income (loss) per common share, basic and diluted	$0.00	$0.07

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our condensed consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

Revenues, net – Total net revenues increased $9,799, or 0.3%, from $3,190,390 (2012) to $3,200,189, (2013). Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceeded 10% of total sales and collectively represented 50% of total sales. No other product individually exceeded 5% of sales. The aggregate increase for 2013-QTR was nominal compared to 2012-QTR, however 2013-QTR net sales included approximately $475,000 in net sales generated by our Mexican subsidiary to external customers, net of sales eliminated in consolidation.  Our Mexican subsidiary was acquired effective November 1, 2012.  Net sales generated by our US operations for 2013-QTR decreased when compared to 2012-QTR primarily due to Company polices as it relates to extending credit to new and existing customers, which may include payment prior to shipping goods, which at times has prevented us from shipping goods. Revenues from our top ten customers accounted for approximately 42% of our total revenues during the three months ended September 30, 2013.  None individually represented more than 10% of revenue.

Cost of Goods Sold – Total cost of goods sold increased $38,756 or 2.8%, from $1,399,007 (2012) to $1,437,763 (2013). The increase in cost of goods sold is consistent with sales and the difference is nominal. The gross margin for both periods were also consistently close at 56% (2012) and at 55% (2013) with US Operations accounting for 76% of the gross margin dollars of $1,336K and Mexico accounting for 24% of the gross margin dollars of $426K.

Selling and Marketing Costs – Selling and marketing costs increased $219,684 or 22.8% from $962,213 (2012) to $1,181,897 (2013). The increase was due to the following:

–

Increases of:

•

$189,959 in freight and shipping costs, as a result of a one-time accommodation to customers that experienced significant delays and backorders in 2013 and also as a result of increased international shipping to new and existing customers,

•

$121,593 for consulting and commissions, as a result of efforts to secure new customers, promote new product and the impact of consolidating DS Mexico.

–

The forgoing increases were partially offset by the following decreases of:

•

$68,111 for travel and entertainment costs incurred to promote sales as a result of cost cutting efforts,

•

$16,699 for marketing and promotion costs as a result of reduction of product launch, promoting new customers when compared to higher promotional efforts in 2012 compared to reduced promotional efforts in 2013 and other cost cutting efforts.

•

$7,057 for other sales and marketing costs, which is considered nominal.

General and Administrative Costs – General and administrative costs increased $481,837 or 54.7%, from $880,504 (2012) to $1,362,341 (2013). The increase is due to the following:

–

Increases of:

•

$217,556 for professional fees consisting of a $29,543 increase for accounting and financial services; $125,964 increase in investor relations services; $8,268 decrease in legal services and $70,317 increase for corporate governance and public relations services.  Accounting services increased primarily as a result of increased independent audit fees and due to use of consultants to compile reporting information and remediate certain control issues.  Investor relations services increased to address issues associated with the up-listing to NASDAQ, resolving the S-1 registration and fund raising.  Corporate governance increased because we established a full time board and enhanced our public relations efforts,

•

$77,259 for personnel costs due to performance compensation agreements and increased staffing in our newly acquired Mexican distributor,

•

$37,078 for bad debts due to increased allowances as a result of payment delays from three large  customers,

•

$198,379 for depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor, and

–

The forgoing increases were partially offset by the following decreases of:

•

$48,435 for various other general and administrative costs.

Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

Revenues, net – Total net revenues increased $1,920,401 or 22.1%, from $8,672,634 (2012) to $10,593,035 (2013). Our product revenues represent primarily sales of Revita, Revita Cor and Spectral DNC-N, which individually exceeded 10% of total sales and collectively represented 50% of total sales. There were no other products, which individually exceeded 5% of total sales. Revenues increased primarily due to the carryover of unfilled orders at December 31, 2012 and the addition of our Mexican subsidiary.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top six customers accounted for approximately 42% of our total revenues during the nine months ended September 30, 2013.

Effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in an approximate $1.5 million of additional net revenues to external customers during the nine months ended September 30, 2013. Furthermore, we recognized revenues of approximately $1.9 million of product ordered during December 2012 that we were unable to fulfill prior to December 31, 2012, which were subsequently shipped during the nine months ended September 30, 2013.

Cost of Goods Sold – Total cost of goods sold increased $1,074,670 or 24.5%, from $4,380,170 (2012) to $5,454,840 (2013). The increase was primarily related to the increase in sales.  The gross margin % for both periods were fairly consistent at 49.5% (2012) and at 48.5% (2013), with US Operations accounting for 76% of the gross margin dollars of $3,881K and Mexico accounting for 24% of the gross margin dollars of $1,257K.

Selling and Marketing Costs – Selling and marketing costs increased $297,065 or 11.7% from $2,536,197 (2012) to $2,833,262 (2013). The increase was due to the following:

–

Increases of:

•

$115,747 for marketing and promotion costs, as a result of product launch, promoting new customers and expanded business with new customers and the consolidation of DS Mexico,

•

$265,237 for freight and shipping costs, as a result of a one-time accommodation to customers that experienced significant delays and backorders in 2013 and also as a result of increased international shipping to new and existing customers, and

•

$21,032 for travel and entertainment costs incurred to expand and promote sales which are considered nominal.

–

The forgoing increases were partially offset by the following decreases of:

•

$12,049 for other sales and marketing costs, and

•

$92,902 for consulting and commissions, as a result of reduced staffing and restructuring of sales incentive programs.

General and Administrative Costs – General and administrative costs increased $1,630,588or62.5%, from $2,609,990 (2012) to $4,240,575 (2013). The increase is due to the following:

–

Increases of:

•

$437,108 for personnel costs due to increased staffing as a result of our expanding sales and operations groups, including our newly acquired Mexican distributor,

•

$237,169 for bad debt, increased allowances as a result of payment delays from three large customers,

•

$247,600 for professional fees, consisting of a $263,781 increase for accounting and financial services; $8,461 increase for investor relations services; $73,025 decrease in legal services and $48,383 increase for corporate governance and public relations services.  Accounting services increased primarily as a result of increased independent auditor fees for both the US and Mexico of $137,526 and due to use of consultants to compile reporting information and remediate certain control systems of $88,886.  Investor relations services increased to address investor issues associated with or resulting from the up-listing to NASDAQ, resolving the S-1 registration and fund raising of $147,200 which was offset by $128,000 reduction of vested options associated with obtaining a trading symbol which were completed in 2012 and did not repeat in 2013.  Legal services were reduced primarily as a result of a $34,820 reduction in SEC related services due to modifications in the fee structure and a $22,871 reduction in fees as a result of resolving claims during 2013. Corporate governance and public relations costs increased because we established a full time active board in 2013 and enhanced our public relations efforts,

•

$66,328 for insurance, as a result of expanded coverage,

•

$60,864 for licenses and permits, as a result of expanded product offerings and registrations in international markets,

•

$362,851 in depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor, and

•

$218,665, for various other general and administrative costs primarily associated with the consolidation of DS Mexico.

Liquidity and Capital Resources

We had cash and cash equivalents of $763,957 and working capital of $1,761,042 at September 30, 2013. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations along with the increased costs and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through private sales of our common stock and by credit financing.

Despite our losses during 2012 and the nine months ended September 30, 2013, we believe that by minimizing certain sales and marketing expenses and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital to support expanding sales.  In the event we do not receive funding, we will need to suspend our continued expansion.  The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. Based on our current plans for the next 12 months, we require approximately $1,500,000 to maintain current operations.

We have commenced implementing, and will continue to implement, various measures to address our financial condition.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.  We are curtailing our rate of expansion until our cash flow improves and we can recommence these activities with appropriate working capital or funding.  We are also curtailing operations where feasible to conserve cash through deferring certain of our marketing activities until our cash flow improves and we can recommence these activities with appropriate working capital funding.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 80% of qualified accounts receivable and 40% of finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and expires March 24, 2014, and may be renewed under certain conditions. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business. The loan agreement also provides for certain covenants which requires us to maintain a life insurance policy on our chief executive officer for the benefit of the financial institution and precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We have been in compliance with the covenants under the credit facility except that we have not obtained any life insurance policy for our chief executive officer, which has not yet been waived and did not provide the bank with our 2012 tax return within 90 days of year end , which was waived, and during the fourth quarter of 2012, certain invoices submitted for financing were improperly supported, which was also waived. The bank is aware of these matters and has provided us with applicable waivers, except we are negotiating alternatives to the requirement for obtaining life insurance on our chief executive officer.

The credit facility also provides for a referral fee of 4% per annum for three years. At September 30, 2013, we have drawn down $576,088 under the credit facility. We had $340,912 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at September 30, 2013. We are discussing with our credit lender the possible inclusion of international accounts receivable in our borrowing base in order to increase our availability under our line, as our sales to end users outside the U.S. have increased substantially over the past 24 months.

We also satisfied our working capital requirements in 2012 and through the nine months ended September 30, 2013, through advances from related parties and third parties. On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder of our company. This loan is non-interest bearing and matures on December 11, 2013. In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder. This loan was converted to common shares on September 27, 2013. We also received a loan from Daniel Khesin, our chief executive officer for $39,000. This loan is an unsecured, non-

interest bearing and matures on December 25, 2013.  As of September 30, 2013, $27,300 has been repaid.  On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder. The loan bears interest at 3% per month and matured on May 20, 2013. This loan has been substantially repaid.  At September 11, 2012, the unpaid balance of $10,000 was paid in full along with $4,500 of accrued interest. During the third quarter of 2013, the Company sold 381,192 shares to four private investors at prices ranging from $1.00 to $1.15 per share for a total of $406,300.

Cash Flows for the Nine Months Ended September 30, 2013

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2013 of approximately $350,575. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization, resulted in a net loss adjusted by noncash items of $854,437 which was partially offset by changes in operating assets and liabilities which provided cash of $503,862 as follows:

•

$3,622 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,

•

$879,024 provided by a reduction in inventory associated with utilization of excess inventory components,

•

$39,913 used by a decrease in accounts payable resulting from reducing outstanding vendor balances,

•

$263,330 used by accrued expenses as a result of payments of certain accrued expenses such as commissions, and

•

$75,541 used by net changes in other current assets and liabilities primarily as a result of cash paid for certain prepaid advertising programs in our Mexican operations..

Cash Flows used in Investing Activities

Our investing activities used $29,897 in net cash during the nine months ended September 30, 2013. Net cash used is primarily composed of the following:

•

$41,018 used to purchase equipment, for production in the US and sales operations in Mexico,

•

$35,139 used to purchase injection molds,

•

$20,039 provided from disposal of fixed assets,

•

$10,801 provided for retired security deposits, and

•

$15,420 provided by adjustments in Mexican customer list and purchase of brand rights.

Cash Flows from Financing Activities

Our financing activities provided $745,108 in net cash as a result of the following:

•

$127,430 provided from advances net of repayments under our asset based credit facility,

•

$214,665 provided net of repayments from our shareholder loans,

•

$17,973 provided for advances to related parties,

•

$10,000 provided from a subscription to purchase common shares by an investor, and

•

$375,040 provided net of issuance costs from four investors in exchange for 381,192 common shares.

Financial Position

Total Assets – Our total assets decreased $1,039,352 or 12.6% from $8,224,676 as of December 31, 2012 to $7,185,324 as of September 30, 2013, which is considered nominal. There was a net decrease in current assets of $762,420 the components of which are discussed further below. The decrease in total assets was also the result of a decrease of $11,623 in other assets which is considered nominal; a decrease of $61,196 in furniture and equipment, net primarily due to depreciation; and a decrease of $186,140 in intangible assets due to amortization.

Current Assets – The net decrease in current assets of $762,420 was primarily associated with a $891,551 decrease in inventory levels, partially offset by a $323,379 decrease and a $101,041 increase in accounts receivable, net and prepaid expenses and other current assets, respectively. The decrease was also partially offset by an increase in cash of $351,468. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows:

Inventory – Inventory levels decreased 25.8%, as a result of efforts to utilize excess inventory and delay purchases of additional raw materials until needed.

Although inventory on hand at September 30, 2013 has decreased appreciably during the current quarter, it represents approximately 41% of COGS or just under a five month supply based on the sell through rate achieved for the nine months ended September 30, 2013, as annualized resulting in an inventory turnover rate of 2.4 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2013, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2013.

Accounts Receivable, net – Accounts receivable, net decreased $323,377 primarily a result of allowance for bad debt.

Prepaid Expenses and other current assets – Prepaid expenses increased 63% primarily as a result of advances for services in Mexico.

Cash – The decrease in cash is explained more fully by the previous discussion of cash flows.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,”. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements or related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2013.

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

(c)

We rely extensively on outsourced professionals. Since our inception we have relied on an outside consultant to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultant is a U.S. certified public accountant. Until such time as we have a chief executive officer and chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

(d)

We experienced problems with the post-acquisition integration of DS Mexico accounting processes, personnel, systems and procedures which differed greatly from our U.S. operations. Although our Mexican accounting staff is professional and experienced in accounting requirements and procedures generally accepted in Mexico, management has determined that they require additional training and assistance in U.S. GAAP matters.  During Q3 2013

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (3) below.

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

Changes in Internal Control over Financial Reporting.

Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2013, the Company sold an aggregate of 381,192 shares to four private investors at prices ranging from $1.00 to $1.15 per share for a total of $406,300.  Fees were paid to a third party on three of the four transactions resulting in issuance costs of $31,260.  The Company also issued 28,433 shares in aggregate, to several distributors for achieving sales goals valued at $1.50 average per share, which resulted in a sales allowance of $42,649 in aggregate. We also issued 52,700 shares in aggregate to four investor relations (“IR”) firms for services valued at $1.76 average per share or $92,550 in total. We also issued 31,779 shares to two associates for services rendered valued at $1.66 average per share or $52,721 in total.

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

Date: November 14, 2013	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer