Form 10-K
period 2013-12-31
DS HEALTHCARE GROUP, INC.
filed 2014-04-04
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

DS Healthcare Group, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	001-35763	20-8380461
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($2.12 per share).  $9,526,788 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 19, 2014 there were 16,067,755 shares outstanding.

PART I

Item 1.

Business.

Overview

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) is a Florida corporation organized on January 26, 2007. DS Healthcare Group, Inc. and its subsidiaries (collectively, the “Company” or “DS Healthcare”) develop proprietary technologies and products for hair care and personal care needs.  Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products.  The Company has grown steadily since inception with a network of retailers across North America and distributors throughout Europe, Asia and South America. DS Healthcare currently researches and develops (formulates) its own products. We currently offer the following lines of products:

·

hair care

·

personal care

·

skin care

Our current principal products are discussed below. We formulate, market and sell these products through specialty retailers, spas, salons and other distributors. Our products are compounded through various third party compounders on an order–by-order basis.

Our Company

We are a global personal-care, product development and marketing company. We develop and market proprietary branded personal care products that address thinning hair conditions, skin care and other personal care needs.  We currently research, develop and formulate our own products, consistent with our mission to provide products that make a meaningful difference in the lives of our customers.

As a growth company, we compete in the personal care markets by focusing on developing innovative technologies and products that more adequately meet the personal care needs of consumers. Our current products are primarily sold under our “DS Laboratories” brand. We also sell certain products under our “Polaris Labs”, “Sigma Skin” and “Pure Guild” brands. We market and sell these products through salons, spas, department stores, specialty retailers and distributors.

We have grown steadily since our inception through sales to a variety of specialty retailers, salon chains and distributors in North America and through distributors for international sales. We have a growing base of domestic and international customers with several large salon chains and distributors, which collectively sell to over 10,000 salons throughout the world.  Our current principal products, which are all sold under our DS Laboratories brand, are set forth below.

Thinning Hair	Hair Care	Skin Care	Personal Care
Revita	Dandrene	Hydroviton.CR	Nirena
Revita LT	Nia	Keramene	Revita.EPS
Spectral	Radia	Oligio.DX
Trioxil

We have incurred losses since our inception. We had a net loss of $3,225,290 and $3,623,110 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $8,307,420.

Our Key Strategies

We offer a broad range of branded, personal care products that address various personal needs applications in the hair care market, specifically technology for thinning hair.  All of our products and technology are a result of internally researched and developed formulas.  Our research and development activities are not limited to any particular product category; rather, we take a broad approach to personal care applications and develop products that serve specific needs. The ingredients within our products implement technologies that utilize encapsulation techniques which we believe improve the effectiveness and spectrum of the active ingredients of our products. Our thinning hair technology, Nanoxidil, a proprietary compound, for example, is designed to stimulate follicles on the entire scalp. We believe Nanoxidil surpasses competing products in terms of efficacy and tolerability due to its higher level of penetration and prolonged therapeutic effect because of its relatively low molecular weight.  Our research into the mechanism of thinning hair has also led us to develop applications to suppress unwanted body hair growth.

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

We intend to continue to capitalize on several opportunities to increase our market share, revenues, and profitability. We currently have a distribution network of retail outlets in the United States and in over 15 countries. We intend to increase revenues and profitability by continuing to develop and market new products while aggressively supporting our distribution partners.

Sales and Marketing

We are increasingly marketing our products directly to salons, spas, department stores and specialty retailers in an effort to foster greater brand loyalty.  However, a majority of our current sales are made to distributors. We sell our products in the U.S. and internationally, principally through U.S. based distributors. In 2012 we acquired our Mexican distributor, Divine Skin Laboratories, S.A. DE C.V.

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

Our corporate structure is set forth below:

Products

Our business model is to develop products with unique features and benefits that are outside the scope of general products offering by larger competitors in our industry. Our products are developed (formulated) internally by our chief executive officer and a small staff of chemists to fill a niche product category so that we can create new products without direct competition from larger, better capitalized market participants and achieve organic growth with minimal investment. Our current principal products are as follows:

Hair Care

We have developed a line of shampoos and conditioners, which includes products specifically designed to treat thinning hair, dandruff and other common hair care conditions.

Revita® Shampoo and Revita.Cor Conditioner

Revita and Revita LT are high performance hair stimulating shampoos. Revita.Cor is our hair stimulating conditioner. Revita uses a combination of materials specially designed to maintain scalp vitality and act on follicle dysfunctions. This formulation is developed completely without the use of Sodium Lauryl Sulfate and Sodium Laureth Sulfate, commonly used low cost detergents in shampoos and cleansers that are linked to skin irritation, drying, and hair loss due to follicle attack. It contains a high concentration of caffeine, among other ingredients. Under independent studies conducted at the University of Jena in Germany in 2000 using hair samples from the scalps of young men entering into the first stages of hormone-related hair loss, the caffeine treatment increased average hair growth by approximately 46% and the life cycle of the hair was extended by 37%, when compared to the control study. Revita LT is formulated for customers with lighter colored hair.

Spectral

Our Spectral line of products are topical lotions and sprays designed for men with advanced androgenic alopecia – male pattern baldness. Spectral.DNC, a spray formula, Spectral.DNC-L, a lotion, are designed to re-grow hair through multiple pathways. One of the active ingredients in Spectral DNC and DNC-L is Procyanidin B-2 complex. We believe this formula helps retain and re-grow hair. In an independent study published in the British Journal of Dermatology in 2002, Procyanidin B-2 was shown to shorten the hair resting phase and prolong the hair growth phase, therefore increasing hair growth results. This treatment uses over 10 active compounds that trigger different processes in the scalp to generate healthy hair and contains nanosome microspheres to enhance absorption into the skin. Spectral DNC and Spectral DNC-L are only sold outside the United States. Our Spectral DNC-N, sold in the United States, is a spray formula and is the first treatment to employ Nanoxidil 5%, a powerful new alternative to existing formulations offering h high efficacy, low molecular weight, and no known side effects. In 2010 the Company commissioned an independent study conducted by a leading laboratory approved by Brazil’s ANVISA (Brazil’s equivalent of the FDA) showed that after 56 days of product use by 28 subjects, the following results were obtained:

·

95.0% of subjects noticed less hair loss;

·

90.0% of subjects noticed increased hair strength; and

·

75.0% of subjects noticed increased hair growth.

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

Product Studies

All of the studies referenced above were conducted by independent third parties. Such third parties did not create the products that were subject of the studies. The studies are publicly available and the majority of which can be found on the Internet. As the studies are publicly available, we did not obtain the consent of the third parties to reference the majority of these reports such third parties in this report. In addition, the 2010 study conducted in Brazil was commissioned by the Company as part of the regulatory requirements when registering its products for importation and subsequently resale in Brazil.

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

Compounders and Supplies

We use contracted third parties to compound our products. During 2013 and 2012, we contracted with 3 compounders for the compounding of our products. We engage these compounders on a per order basis, without long term contracts. The third party compounders are responsible for receipt and storage for a portion of raw material, compounding and labeling of our products. At present, we are dependent upon these compounders for the compounding of all of our products. We believe at the present time we will be able to obtain the quantity of products and supplies we will need to meet orders. We purchase all of our raw materials from several third party suppliers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers. During 2013 and 2012, we have purchased raw materials from over 70 suppliers. In the event that a current supplier or compounder is unable to meet our supply or compounder requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have established working relationships with several third party suppliers and compounders, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

We package and assemble our products internally.

Sales Channels

We currently sell our products to approximately 250 retailers, distributors and wholesale groups. We do not currently sell directly to the end user. We have established relationships with specialty retailers, spas, salons and distributors, the majority of which are on a purchase order basis, without long term commitments. We continue to explore relationships with retailers and distributors both nationally and abroad for all of our products.

Distribution Agreements

As of December 31, 2013, we are a party to 19 exclusive distribution agreements covering approximately 15 countries throughout the world and 12 distributors covering all markets within the United States. The agreements may generally be terminated by the distributor without cause upon 30 days’ notice or by us in the event the distributor fails to meet certain purchase requirements. We believe that there is a need for such arrangements as identifying partners in overseas markets enables us to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.  During 2013, no individual customer or distributor accounted for more than 10% of our revenues.

We have entered into an exclusive distribution agreement with WR Group, Inc. dated March 1, 2009, granting WR Group the exclusive rights to distribute our current products within the European Union. The term of the agreement is for a period of ten years unless earlier terminated by WR Group with not less than 30 days written notice to us. In addition, we may terminate the agreement if WR Group fails to comply with minimum sales quotas of 25,000 product units per year.  For the year ended December 31, 2012, revenues from our relationship with WR Group were in excess of 10% per year.  For the year ended December 31, 2013, revenues from WR Group were substantially consistent with 2012 but less than 10% of total sales due to the overall increase in sales. They have met their minimum sales quotas.

During the third quarter of 2009, we entered into a private label and distribution agreement with WR Group to develop a private label brand of premium products and associated packaging materials based on our current product lines.  We developed the “Pure Guild” private label brand for WR Group.  In addition to developing the private label brand we provided $106,666 of product valued at our selling price to WR Group, representing approximately 70% of the initial stocking order.  In exchange for designing the Pure Guild product line, we received approximately $100,000 in design fees, a 50% interest in the Pure Guild brand and the perpetual exclusive rights to supply the Pure Guild products.  During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand in consideration of $52,420.  The exclusive supplier agreement was cancelled; however, we intend to promote the brand through our existing distributor network. As a result of the foregoing, we own 100% of the Pure Guild brand and began active distribution of that brand through our existing distribution network, specifically marketing the brand to natural health product consumers, in the second quarter of 2013.

In September 1, 2009 we entered into a ten year exclusive distribution agreement for Brazil with Gamma Investors, which provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of restricted common stock. The agreement was amended and restated in August 2011 for a term through September 2021. In addition to the distribution of our current product lines, Gamma Investors has committed to provide all required financing necessary to complete the registration and licensing in Brazil for the DS Laboratories line to be sold in Brazil. Gamma has successfully completed the licensure and registration process and we shipped their initial order during December 2012. Gamma is currently establishing distribution agreements with various pharmacy chains and specialty pharmaceutical retailers throughout Brazil. We may terminate the agreement if Gamma fails to purchase 20,000 product units a year.  In addition, either party may terminate the agreement without cause on 90 days’ notice. However, in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchases by Gamma or $2,000,000.  Transactions with Gamma have been de minimus to date.

Nutra Origin

Effective October 29, 2012, we, through our wholly-owned subsidiary Nutra Origin Inc., entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement, we have obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, we may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, we issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and paid LBK a fee of $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. We also agreed to pay LBK a license fee of a minimum of $8,500 per month. LBK terminated the agreement during 2013, due to non-payment.  We are currently selling the remainder of our inventory levels.  In connection with the license agreement, we entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of our common stock, the price per share determined by the closing price of our common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, we issued LBK 15,385 shares of restricted common stock of the Company. Alex Khesin, our CEO’s father was the COO of LBK Group, Inc. prior to the Nutra Origin license transaction. Alex Khesin is currently an employee of our Company.

Research and Development

We perform our research and development (formulation) at our executive offices, primarily through the services of our chief executive officer and two full time chemists. During 2013 and 2012, we expensed $170,451 and $196,108, respectively, to research and development.

Proprietary Rights

Our product formulations are created in-house. We regard the protection of trademarks and other proprietary rights that we may own material to our future success and competitive position. We rely upon the combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or to deter others from independently formulating products that are substantially equivalent or superior to our products. In October 2013, we filed a patent with the United States Patent and Trademark Office (USPO) titled “Compositions and Methods for Treatment of Hair Loss” for one of our formulations. This patent is currently pending with the USPO. There can be no assurance of the outcome of the patent application. If we are unable to protect our proprietary rights, our business could be adversely affected.

We have obtained the following U.S. trademarks: DS Laboratories, Aminexil, Revita, Spectral.DNC and Oligo.DX.

Regulation

The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aid products and fragrances in cosmetic products. Similar statutes are in effect in various states and foreign jurisdictions. Health and beauty aids are also subject to the jurisdiction of the Federal Trade Commission (“FTC”) with respect to matters such as advertising content and other trade practices. We believe our products are defined as cosmeceuticals. Within the skin care industry, cosmeceuticals are not clearly regulated nor recognized by the U.S. Food and Drug Administration. In general, products like ours are treated as either cosmetics or OTC drugs, often making drug-like claims. It is possible that the FDA, which regulates the sale and marketing of our products, may request that we make certain changes to our label claims and/or remove certain ingredients from our products or take other regulatory action. We have contracted a law firm that specializes in dealing with these regulatory matters and they have advised us that our regulatory risk is low at this time. However, it should be noted that any very drastic change to our label claims could adversely affect our business. For instance, if we were forced to change “Revita Hair Stimulating Shampoo” to “Revita Shampoo” it could have a negative effect on our marketing of the product, causing a significant drop in sales volume for this product. The failure of our Company or our compounders to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers.

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (New Drug Application) or ANDA (Abbreviated New Drug Application) which could result in the removal of those products from the market and delay the sale of these products as well as a significant cost to our company. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. The extent that potentially adverse government regulations, which might arise from future legislation or administrative action, cannot be predicted. Furthermore, in the event any of our products required FDA approval we cannot predict or estimate the timing or cost, or likelihood of obtaining FDA approval for such product.

Competition

The hair care, skin care and personal care industries are highly competitive. Many of our competitors are large, well-known companies that have considerably greater financial, sales, marketing, research and development and technical resources than our company. Additionally, these competitors have formulary capabilities that may allow them to formulate new and improved products that may compete with product lines that we develop and market. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop advertising, educational and information programs like those formulated by us to support their marketing efforts. Our business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

Our products, in general, compete against products distributed by national and international hair care, skin care and personal care companies, including, but not limited to, Johnson and Johnson and Proctor and Gambel. Our competitive position is based on the foundation of developing niche products with active ingredients that may not be found in competing products. Our competitive strategy is based on our attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

Employees

At December 31, 2013, within the United States we had 57 full-time associates, including 3 in product research and development, 20 in operations and customer service, 24 in sales (including marketing and education) and 7 in administrative positions and 3 in finance and accounting positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.  Divine Skin Laboratories, S.A. DE C.V. (“DS Mexico”)  currently has 68 associates located in Mexico.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

During October 2012, we entered into a lease for 50,000 square feet in our current warehouse and executive office space located in Deerfield Beach, Florida.  The lease provides for monthly rent of $20,000 in the first six months and approximately $27,000 per month thereafter.  The lease term is for 22 months, expiring in July 2014.

In March 2010, we entered into a five year lease for 7,500 square feet for warehouse facilities in Deerfield Beach, Florida. The lease provided for monthly rentals of a minimum of $3,437.  In November 2012 we terminated this lease in consideration of $15,000 paid in 2013.

In December 2010, we entered into a lease for 570 square feet in sales facilities in Ashville, North Carolina.  The lease provides for rent of approximately $4,725 per month through December 2015.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3.

Legal Proceedings.

On June 13, 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby we paid a third party approximately $20,000 and 23,000 shares of restricted common stock in consideration of investor relations and consulting services. We have demanded return of the 23,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. We intend to continue vigorously defend this claim.

During 2011, we also filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action. Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Capital Market under the symbol DSKX since December 13, 2012.  Prior to such time, our common stock was quoted on the OTC Bulletin Board. The range of closing prices for our common stock, as reported on the OTC Bulletin Board and the Nasdaq Capital Market (since December 13, 2012) during each quarter since the quarter ended March 31, 2012, was as provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions, and have been adjusted for our 10-to-1 reverse stock split which was effectuated on November 30, 2012. As of March 21, 2014, the closing sale price of our common stock as reported on the Nasdaq Capital Market was $2.21.

Calendar Year 2012
	High	Low
First Quarter	$3.70	$2.40
Second Quarter	$2.80	$1.90
Third Quarter	$3.60	$2.40
Fourth Quarter	$4.00	$2.80

Calendar Year 2013
	High	Low
First Quarter	$3.84	$2.61
Second Quarter	$2.75	$1.77
Third Quarter	$2.15	$1.50
Fourth Quarter	$2.60	$1.73

Holders

As of December 31, 2013, there were approximately 600 security holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, during the fourth quarter of the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(a)(2), as provided below. The securities issued contain a legend restricting transfer absent registration or applicable exemption. The security holders received current information about the Company and had the opportunity to ask questions about the Company.

During the fourth quarter of 2013, the Company sold an aggregate of 8,943 shares to a private investor at $1.12 per share for a total of $10,000.  No fees were paid to a third party on this transaction. We also issued 94,679 shares in aggregate to five individuals who perform services for the Company valued at prices ranging from $1.91 to $2.31 per share or $190,336 in total. On November 20, 2013, we also issued 15,000 shares to our directors for services rendered and to be rendered under independent director agreements, valued at $2.02 per share or $30,300 in total.

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

Accounts Receivable – Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

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

Revenue Recognition – Revenue is recognized when a product is shipped. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties. The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

·

persuasive evidence of a sales arrangement exists,

·

delivery has occurred,

·

the sales price is fixed or determinable and

·

collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

Research and Development – The Company incurs formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling and general and administrative expenses in the consolidated statements of operations.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for the years ended December 31, 2013 and December 31, 2012. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues, net – Total net revenues increased $2,427,237 or 21.6%, from $11,224,424 (2012) to $13,651,661 (2013). Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented 40% of total sales. In addition, Spectral DNC-N represents 9% of total sales. There were no other products, which individually exceeded 5% of total sales. Revenues increased primarily due to the carryover of unfilled orders at December 31, 2012 and the addition of our Mexican subsidiary.

Effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor, which resulted in an approximate $2.9 million of additional net revenues to external customers during the year ended December 31, 2013. Furthermore, we recognized revenues of approximately $1.9 million of product ordered during December 2012 that we were unable to fulfill prior to December 31, 2012, which were subsequently shipped during the year ended December 31, 2013. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 41% of our total revenues during the year ended December 31, 2013.

Cost of Goods Sold – Total cost of goods sold increased $193,386 or 2.9%, from $6,749,657 (2012) to $6,943,043 (2013). The small increase was primarily related to the increase in sales and the addition of our Mexican subsidiary.  The gross margin percentage for both periods were 39.9% (2012) and at 49.1% (2013), with US Operations accounting for 75% of the gross margin dollars or approximately $5,033,000 and Mexico accounting for 25% of the gross margin dollars or approximately $1,675,000.

Selling and Marketing Costs – Selling and marketing costs decreased $89,326 or 2.3% from $3,836,540 (2012) to $3,747,213 (2013). The decrease was due to the following:

–

Decreases of:

·

$25,657 for product development as a result of increased effort to optimize current products,

·

$13,505 for telephone costs as a result primarily of lower rates, and

·

$345,743 for consulting and commissions, as a result of reduced staffing and restructuring of sales incentive programs to increase their effectiveness.

–

The forgoing decreases were partially offset by the following increases of:

·

$65,797 for marketing and promotion costs, as a result of product launch, promoting new customers and expanded business with new customers and the consolidation of DS Mexico,

·

$208,606 for freight and shipping costs, as a result of a one-time accommodation to customers that experienced significant delays and backorders in 2013 and also as a result of increased international shipping to new and existing customers,

·

$23,681 for travel and entertainment costs incurred to expand and promote global sales, and

·

$2,505 for other sales and marketing items.

General and Administrative Costs – General and administrative costs increased $2,004,700 or 47.2%, from $4,249,470 (2012) to $6,254,170 (2013). The increase is due to the following:

–

Increases of:

·

$689,471 for personnel costs primarily associated with our Mexican operations, which accounted for $885,021 of the increase due to reporting a full year of Mexican operations in 2013.  This increase was partially offset by a decrease in US based personnel costs of $195,550, as a result of cost cutbacks,

·

$269,096 for accounting and financial services, primarily as a result of increased assurance services,

·

$272,211 for investor relations services which was primarily stock based compensation incurred to improve market awareness,

·

$33,920 in corporate governance and public relations costs, because we established a full time active board in 2013 and enhanced our public relations efforts,

·

$86,174 for insurance, as a result of expanded coverage,

·

$60,526 for rent, primarily as a result of rate increases,

·

$454,699 for other administration costs,

·

$423,449 in depreciation and amortization of increased intangible assets and assets added through our newly acquired Mexican distributor along with increased amortization associated with the customer acquired in the Mexican acquisition, and

·

$79,884, for various other general and administrative costs primarily associated with the consolidation of DS Mexico.

–

The forgoing increases were partially offset by the following decrease of:

·

$216,324 decrease in legal services as a result of resolving certain litigation and modifications in fee structure;

·

$148,406 for bad debts, primarily as a result of successful collection efforts.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,872,946 and working capital of $4,049,402 at December 31, 2013. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through private sales of our common stock and by credit financing.

Despite our losses during 2013 and 2012, we believe that by increasing our sales, gross profit margins, while maintaining our current operational structure and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital necessary to support expanding sales.  The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing operational costs and overhead.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

On April 6, 2012, we closed on a $1.5 million credit facility provided by a financial institution. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility, as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum and was renewed with a $1.0 million credit facility and was renewed for 90 days until June 30, 2014. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. Default events include, but are not limited to, failure to pay any amount due under the agreement, failure to perform any material term or covenant, any bankruptcy, any federal or state tax lien filed against our company, occurrence of any court order that restrains part of our business. The loan agreement also provides for certain covenants which  precludes us from the following, except in the ordinary course of our business: making distributions to shareholders, assigning, exchanging or disposing of collateral, permit or create any liens upon any collateral, pay any dividends, make any loans or advances, including to officers and employees, assume, guaranty, endorse or become directly or contingently liable, issue evidence of any indebtedness, any transactions with affiliates at less than favorable terms compared to market, the sale, transfer or dispose of substantially all of our assets or any operating subsidiary, entering into any transaction which results in a change of control of our company. We have been in compliance with the covenants under the credit facility except that we did not provide the bank with our 2012 tax return within 90 days of year end, which was waived.

The credit facility also provides for a referral fee of 4% per annum for three years. At December 31, 2013, we have an outstanding balance of $582,383 under the credit facility. We had $175,115 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at December 31, 2013.

We also satisfied our working capital requirements in 2013 and 2012, through the sale of common stock and advances from related parties and third parties. On December 10, 2012 we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder of our company. This loan is non-interest bearing and matured on December 11, 2013. In the first quarter of 2013, we also received an additional $240,000 from the same consultant/shareholder. These loans were converted into 456,000 shares of our common stock on September 27, 2013.  We also received a loan from Daniel Khesin, our chief executive officer for $39,000. This loan is an unsecured, non-interest bearing and matured on December 25, 2013.  As of December 31, 2013, the loan has been repaid.  On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder. The loan bears interest at 3% per month and matured on May 20, 2013. This loan has been repaid in full along with $4,500 of accrued interest.

During the third quarter of 2013, the Company sold 381,192 shares of common stock to four private investors at prices ranging from $1.00 to $1.15 per share for a total of $406,300.

During the fourth quarter of 2013, the Company sold an aggregate of 8,943 shares to a private investor at $1.12 per share for a total of $10,000.  No fees were paid to a third party on this transaction.  The Company also sold 1,965,000 shares under a private placement (“PIPE”) offering to 11 accredited investors at $1.60 per share for gross proceeds of $3,144,000, which was received in two tranches, the first in December 2013 for $2,942,000 and the second in January 2014 for $202,000.  Fees were paid to a registered broker-dealer and legal counsel resulting in issuance costs of $151,051 which were netted against the proceeds.

Cash Flows for the Year Ended December 31, 2013

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2013 of $980,057. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization, resulted in a net loss adjusted by noncash items of $1,284,487 which was partially offset by changes in operating assets and liabilities which provided cash of $304,430 as follows:

·

$193,733 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,

·

$701,651 provided by a reduction in inventory associated with utilization of excess inventory components,

·

$296,816 used by a decrease in accounts payable resulting from reducing outstanding vendor balances,

·

$241,067 provided by accrued expenses as a result of reduction of certain accrued expenses such as commissions, and

·

$147,738 used by net changes in other current assets and liabilities primarily as a result of cash paid for certain prepaid advertising programs in our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $81,958 in net cash during the year ended December 31, 2013. Net cash used is primarily composed of the following:

·

$46,794 used to purchase equipment for production in the US and sales operations in Mexico,

·

$35,139 used to purchase injection molds, and

·

$25 used for other nominal activities.

Cash Flows from Financing Activities

Our financing activities provided $3,534,935 in net cash as a result of the following:

·

$133,725 provided from advances net of repayments under our asset based credit facility,

·

$310,000 provided from shareholder loans,

·

$117,752 used to repay loans and notes, primarily shareholder loans,

·

$ 10,000 provided from a subscription to purchase common shares by an investor,

·

$ 17,973 provided from related party repayments,

·

$390,040 provided net of issuance costs from private investors in exchange for 390,135 common shares, and

·

$2,790,949 provided net of issuance costs from a private placement offering in exchange for 1,965,000 common shares.

Financial Position

Total Assets – Our total assets increased $1,489,916 or 18.1% from $8,224,676 as of December 31, 2012 to $9,714,592 as of December 31, 2013, primarily as a result of the cash generated from our private placement offering. There was a net increase in current assets of $1,943,496 the components of which are discussed further below. The increase in total assets was also the result of a decrease of $20,383 in other assets which is considered nominal; a decrease of $86,762 in furniture and equipment, net primarily due to depreciation; and a decrease of $328,463 in intangible assets due to amortization.

Current Assets – The net increase in current assets of $1,943,496 was primarily associated with an increase in cash of $2,460,457 primarily as a result of the private placement as well as a $103,688 increase in accounts receivable and a $130,721 increase in prepaid expenses and other current assets. These increases were partially offset by a $751,371 decrease in inventory levels. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows:

Inventory – Inventory levels decreased 21.8%, as a result of efforts to utilize excess inventory.

Although inventory on hand has decreased, average inventory  represents approximately 44% of COGS or just over a five month supply based on the sell through rate achieved for the year ended December 31, 2013, resulting in an inventory turnover rate of 2.2 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2014, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases in 2014.

Accounts Receivable, net – Accounts receivable, net increased $103,688 primarily as a result of a decrease in the allowance for doubtful accounts.

Prepaid Expenses and other current assets – Prepaid expenses increased 82%, primarily as a result of advances for services in Mexico.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment."  This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,”. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

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

Risks Related to Our Business and Industry

We had a net loss of $3,623,110 and $3,225,290 for the years ended December 31, 2012 and December 31, 2013, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition

We had a net loss of $3,623,110 and $3,225,290 for the years ended December 31, 2012 and December 31, 2013, respectively.  In the event we are unable to attain increased gross margins, reduced costs and/or generate sufficient additional revenues to offset our costs, we may continue to sustain losses in the future.

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

·

Our ability to manage costs;

·

The increasing level of competition in the skin care and personal care industry;

·

Our ability to continuously offer new or improved products;

·

Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

·

Our ability to maintain sufficient production capacity for our products;

·

The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

·

Our ability to identify and respond successfully to emerging trends in the skin care, hair care and personal care industry;

·

The level of consumer acceptance of our products;

·

Regulatory compliance costs; and

·

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

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, may require us to:

·

Defend against infringement claims which are expensive and time consuming;

·

Cease making, licensing or using products that incorporate the challenged intellectual property;

·

Re-design, re-engineer or re-brand our products or packaging; or

·

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

We rely on third-party suppliers and compounders to provide raw materials for our products and to compound our products, and we will have limited control over these suppliers and compounders and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products will be compounded by unaffiliated compounders. We may not have any long-term contracts with our suppliers or compounding sources, and we expect to compete with other companies for raw materials, production and import capacity.

If we experience significant increased demand, or need to replace an existing compounder, there can be no assurance that additional supplies of raw materials or additional compounding capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or compounder would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new compounding or raw material sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and compounding in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of raw materials or compounding of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and compounding will continue to provide raw materials and to compounding products that are consistent with our standards. We may receive shipments of product that fail to conform to our quality control standards. In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because we do not control our compounding, products that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

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

While we have one patent pending and under review by the USPO, we currently have no patents on our products. We will continue to use the current business strategy of adding proprietary blends to each product formula. More than the name trademark, the proprietary blend formula makes formula replication challenging for any possible competitor. We believe adding proprietary blends make replication quite difficult and expensive. However, to the extent we do not have patents on our products; another company may replicate one or more of our products.

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

We believe that the hair care, skin care and personal care markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that hair care, skin care or personal care products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

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

We do not have long-term contracts with suppliers and compounders and we are dependent on the services of these third parties.

We purchase all of our products from third-party suppliers and compounders pursuant to purchase orders, but without any long-term agreements. In the event that a current supplier or compounder is unable to meet our compounding and delivery requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have also established working relationships with several third-party suppliers and compounders, none of these agreements are long term. We also rely on third-party carriers for product shipments, including shipments to and from our warehouse facilities. We are therefore subject to the risks, including but not limited to employee strikes and inclement weather, associated with our carrier’s ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.

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

We are involved in a few lawsuits involving various suppliers and service providers.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. In addition, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any such negative outcome could result in payments of monetary damages, adverse effects on the market price of our common stock or changes to our business practices, and accordingly our business, brand and reputation, financial condition, or results of operations could be materially and adversely affected.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock

As of December 31, 2013, our chief executive officer and chief financial officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, our accumulated deficit was $8,307,420. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2013 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

We depend heavily on the services of Daniel Khesin and the loss of Mr. Khesin could materially harm our company.

We rely on Daniel Khesin, as our chief executive and chief financial officer. The loss of the services of Mr. Khesin could materially harm our business. While we have entered into an employment agreement with Mr. Khesin, we do not presently maintain a key-man life insurance policy on Mr. Khesin.

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

If shares of our common or preferred stock available for issuance or shares eligible for future sale were introduced into the market, it could dilute our current stockholders and/or hurt our stock price.

We are authorized to issue 300,000,000 shares of common stock and 30,000,000 shares of preferred stock. The exercise of outstanding options and/or warrants may cause substantial dilution to those who hold shares of common stock prior to such exercises. In addition, sales of substantial amounts of the common stock in the public market by these holders or perceptions that such sales may take place may lower the common stock's market price.  We may sell our authorized, but unissued, common stock to satisfy our funding requirements. We are also authorized to issue up to 30,000,000 shares of preferred stock, without stockholder approval. Any future series or class of preferred stock may have rights that are superior to the rights of the holders of our common stock. The sale or the proposed sale of substantial amounts of our common or preferred stock may adversely affect the market price of our common stock and our stock price and our stockholders may also experience substantial dilution.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

The requirements of this Item can be found beginning on page F-1 found elsewhere in the Annual Report.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–K, our management, including the CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2012. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2013 that persist are as follows:

●

We did not have adequate staffing resources to provide appropriate review and supervision for all necessary areas and our general staff do not have the necessary training to perform appropriate analytical or review procedures.

●	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
●	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.
●

We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purpose.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2014, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company hired a Controller in March 2014 and plans to hire a full-time Chief Financial Officer, both of whom  who will be on-site. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

Additional measures may be necessary, and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses or significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2013, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Daniel Khesin	34	President, Chief Executive Officer, Principal Accounting Officer and Chairman	2007
Dr. Keith Markey	62	Director	2012
Bernhard Opitz	57	Director	2012
Matthew Pfeffer	55	Director	2012

Key Employees
Dr. Fernando Tamez	31	Officer and Director of DS Mexico

Daniel Khesin has served as the Chairman of the board of directors and our Chief Executive Officer and Chief Financial Officer since our inception. Prior to that time, Mr. Khesin was Chief Executive Officer of DK Design Group, Inc., a professional audio company, where he managed investments, engaged in the incubation of new technology and developed a distribution network from January 2004 to 2005. Previously, Mr. Khesin was Vice President of Operations of Free Razor, LLC, a continuity program for personal care products from 2003 to 2004. Mr. Khesin attended Hunter College.

Dr. Keith Markey has served as a director of our company since July 2012. He has served as science director for Griffin Securities Inc., a FINRA-member investment banking firm based in New York City, since November 2007. From 1985 through October 2007 he served in multiple positions ranging from junior analyst through associate research director for Value Line Publishing Co. Dr. Markey is currently a member of the New York Academy of Science, the National Association of Corporate Directors and the National Association of Science Writers. Dr. Markey received his undergraduate degree from Syracuse University, a PhD from the University of Connecticut and a MBA from New York University.

Bernhard Opitz has served as a member of our board of directors since November 2012. He has been serving as Executive Vice President of Cody Laboratories Inc., a manufacturer of APIs and pharmaceutical solutions, since August 2011. Mr. Opitz holds an MS/BS degree in Engineering from the Technical University Graz, Austria. He held various positions in engineering, manufacturing, and product development for the Bayer group in Germany, Italy and the United States from 1980 to 2000, including Vice President of Operations, and Senior Vice President of Engineering for Bayer Corp. Before joining Cody Laboratories, Mr. Opitz also served as Senior Vice President for Ikonisys, a medical device start-up (from 2000 until December 2002), as Vice President Engineering for Wells’ Dairy, a privately held company (from December 2002 until July 2006), as Vice President Manufacturing for Nanosphere Inc., a diagnostic company (from August 2007 until August 2008), and as Senior Vice President for Unilife Corp., a medical device company (from December 2008 until December 2010).

Matthew Pfeffer has served as a member of our board of directors since November 2012. He has been Corporate Vice President and Chief Financial Officer of Mannkind Corporation since April 2008. Previously, Mr. Pfeffer served as Chief Financial Officer and Senior Vice President of Finance and Administration of VaxGen, Inc. from March 2006 until April 2008, with responsibility for finance, tax, treasury, human resources, IT, purchasing and facilities functions. Prior to that Mr. Pfeffer served as CFO of Cell Genesys, Inc. During his nine year tenure at Cell Genesys, Mr. Pfeffer served as Director of Finance before being named CFO in 1998. Prior to that, Mr. Pfeffer served in a variety of financial management positions at other companies, including roles as Corporate Controller, Manager of Internal Audit and Manager of Financial Reporting. Mr. Pfeffer began his career at Price Waterhouse. Mr. Pfeffer has a bachelor’s degree from the University of California, Berkeley and is a Certified Public Accountant.

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

Directors

Our Board of Directors consists of four members: Daniel Khesin, Keith Markey, Bernhard Opitz and Matthew Pfeffer.

Committees of the Board of Directors

During 2012 we established three committees - an audit committee, a compensation committee and a nominating and corporate governance committee.

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

Currently three of our directors, Messrs. Markey, Opitz and Pfeffer, are “independent,” as defined under the NASDAQ Stock Market Listing Rules.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, which is filed as an exhibit to our annual report for the fiscal year ended December 31, 2009, as filed with the SEC. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment. Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

·

compliance with laws, rules and regulations;

·

conflicts of interest;

·

insider trading;

·

corporate opportunities;

·

competition and fair dealing;

·

discrimination and harassment;

·

health and safety;

·

record keeping;

·

confidentiality;

·

protection and proper use of company assets;

·

payments to government personnel;

·

waivers of the Code of Business Conduct and Ethics;

·

reporting any illegal or unethical behavior; and

·

compliance procedures.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements were complied with during 2013, except as follows:

Pursuant to an independent director agreement, the Company issued Dr. Keith Markey 5,000 shares of restricted common stock for serving on the board of directors during calendar year 2013. Such shares vested in four (4) equal tranches over a period of twelve (12) months. Dr. Markey filed a Form 5 on February 14, 2014 disclosing the transaction.

Item 11.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) serving at the end of the last fiscal year and the two other most highly compensated executive officers whose total compensation exceeded $100,000 in 2012 or 2013. We refer to these persons as the Named Executive Officers.

2013 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin, Chief Executive Officer and Chief Financial Officer	2012	$218,314	—	—	—	—	—	—	$218,314
	2013	$169,922	—	—	—	—	—	—	$169,922
Michael Paul Strong,	2012	$268,853	—	—	—	—	—	—	$268,853
Vice President	2013(1)	$102,000	—	—	—	—	—	—	$102,000

———————

(1)

Resigned effective September 13, 2013. Includes consulting fees received subsequent to his resignation through December 31, 2013.

Employment Agreements

Daniel Khesin, CEO

Effective December 16, 2013, the Company entered into an executive employment agreement with Daniel Khesin, its current chief executive officer, to serve as chief executive officer, for an initial term through December 31, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months prior written notice (a “Non Renewal Notice”). During the Initial Term his base salary shall be $250,000 and shall increase by 20% for any one quarterly period following a quarterly period in which the Company is profitable. Such increases do not accumulate or carry over to subsequent periods. The base salary, commencing year ending December 31, 2014 and subject to Nasdaq Rules, includes $50,000 payable in Company common stock valued at the closing price at the end of each calendar year during the term of the agreement. Furthermore, Mr. Khesin shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors.  Under the agreement Mr. Khesin shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Khesin is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Khesin and Mr. Khesin becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

If the Company terminates Mr. Khesin’s employment without cause the Company shall pay as severance pay to Mr. Khesin within 30 days following the termination date, a lump sum amount equal to 42 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable.  Furthermore, upon delivery of a Non Renewal Notice, the Company shall also pay Mr. Khesin a lump sum amount equal to 42 months of his annual base salary. During the term of the agreement and for a 6 month period following the termination of the agreement, Mr. Khesin shall be subject to a non competition and non solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non Renewal Notice.

Dr. Francisco Tamez, DS Mexico Officer

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin, Michael Strong and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.

2013 Option Grants To Executive Officers

None.

Director Compensation

During 2012 we appointed three independent members to our board of directors. Pursuant to independent director agreements, we have agreed to pay our chairman of our audit committee an annual fee of $15,000. In addition, we issue each independent director restricted stock grants on each director’s respective date of appointment to acquire up to 5,000 shares of our common stock per annum. The grants are issued outside our equity incentive plan and vest in four equal tranches over a 12-month period commencing on each directors date of appointment to the board of directors. The following table summarizes the compensation paid by us to our directors during fiscal 2013, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Dr. Keith Markey	$0	$23,550	$23,550
Bernhard Optiz	0	$19,550	$19,550
Matthew Pfeffer	$15,000	$19,550	$34,550

Outstanding Equity Awards At Fiscal Year-End

No equity awards have been granted to Named Executive Officers.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2013.

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

In January 2009 the directors and a majority of our shareholders adopted our 2009 Equity Incentive Plan (the “Plan”). We have reserved an aggregate of 500,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this report, we have issued no options or restricted stock under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (the “Administrator”). Options granted under the Plan may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 19, 2014, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of March 19, 2014, we had 16,067,755 shares of common stock issued and outstanding.  The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1601 Green Road, Suite 301, Pompano Beach, Florida 33064.

For purposes of the table below, we treat shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 19, 2014, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage
Daniel Khesin	4,369,448		27.2%
Keith Markey	11,250	(3)	*
Bernhard Opitz	10,000	(4)	*
Matthew Pfeffer	10,000	(4)	*
All current officers and directors as a group (4 persons)	4,400,698		27.4%
Mukesh and Nihar Paripatyadar JTWRS(2)	870,000		5.4%
Michael Paul Strong	1,660,101		10.3%
Phoenix Investment Fund, Inc. (1)	1,070,103		6.7%

———————

* Less than 1%

(1)

Voting and dispositive control held by Ezio Da Fonseca. Address is Estrada das Canoas, Sao Conrado, Rio de Janiero, Brazil.

(2)

Address is 18 Millfield Road, Whickham, Newcastle upon Tyne, United Kingdom.

(3)

Includes 3,750 restricted stock grants which vest on a quarterly basis through September 30, 2014.

(4)

Includes 5,000 restricted stock grants which vest on a quarterly basis through December 31, 2014.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We describe below certain transactions and series of similar transactions that have occurred since our inception to which we were a party or will be a party, including transactions in which:

·

the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year end for the last two fiscal years; and

·

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

In September 1, 2009, we entered into a 10 year exclusive distribution agreement for Brazil with Gamma Investors, which also provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of common stock. The agreement was amended and restated in August 2011. In addition to the distribution of our current product lines, Gamma Investors has committed to provide all required financing necessary to complete the registration and licensing in Brazil for our DS Laboratories line to be sold in Brazil. The licensure process has been completed and we commenced delivery of products to Gamma during late-December 2012. The principal of Gamma Investors is Ezio da Fonseca. Mr. Fonseca also holds investment and voting control of Phoenix Investment Fund, Inc., and beneficially owns in excess of 5% of our outstanding common stock.

During the three months ended March 31, 2011, we began distribution of “NutraOrigin” branded nutraceutical products produced by LBK Group, Inc. under an exclusive distribution agreement with LBK Group, Inc. Mr. Alex Khesin, the father of our Chief Executive Officer, was the COO of LBK Group, Inc. The distribution agreement granted distribution rights to us to originate sales of NutraOrigin products in the United States, in exchange for 30% of the proceeds from net sales arranged by the Company. In addition to the foregoing, in February 2011, we entered into a consulting agreement with Mr. Alex Khesin to provide general expertise in marketing and promoting nutraceutical products. The consulting agreement provided for a prepaid fee of $100,000. The consulting agreement expired and during 2012 Mr. Alex Khesin became an employee of the Company. His annual salary is approximately $108,000. Effective October 29, 2012, through our wholly-owned subsidiary Nutra Origin Inc., we entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”. Under the terms of the agreement, we have obtained an exclusive license for a period of ten years unless earlier terminated by either party in the event of default as defined under the agreement. In addition, commencing 36-months from the effectiveness of the license agreement, we may terminate the agreement without cause or penalty upon 60-days written notice to LBK. In consideration for the exclusive license, we issued LBK 7% of the issued and outstanding capital stock of Nutra Origin Inc. and paid LBK a fee of $94,307, representing fees payable to LBK under prior distribution arrangements between the parties. We also agreed to pay LBK a license fee of a minimum of $8,500 per month. LBK terminated the agreement due to non-payment in 2013.  We are currently selling the remainder of our inventory. In connection with the license agreement, we entered into a purchase agreement with LBK and acquired certain inventory, primarily consisting of Nutra Origin products, in consideration of $50,000, payable in shares of our common stock, the price per share determined by the closing price of our common stock as reported on the OTC Markets on the date immediately preceding the effective date of the license agreement. As such, we issued LBK 15,385 shares of restricted common stock of the Company in November 2012.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees paid by us to Cherry Bekaert LLP, our prior independent registered public accounting firm, for the year ended December 31, 2012 and to Marcum LLP, our current independent registered public accounting firm, for the year ended December 31, 2013.

Cherry Bekaert	2013	2012
Audit Fees (1)	$30,000	$114,000
Audit Related Fees	$0	$12,000 (2)
Tax Fees	$0	$0
All Other Fees	$0	$0

Marcum LLP	2013	2012
Audit Fees (1)	$150,000	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees relate to the review of our registration statement (333-183558) on Form S-1, as amended, and subsequently withdrawn.

Policy on Pre-Approval of Fees

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our current independent registered public accounting firm, Marcum LLP as well as the fees charged for such services. In its review of non-audit service and its appointment of Marcum LLP as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Cherry Bekaert LLP, our prior independent registered public accounting firm, were approved by the Audit Committee for 2012.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement Effective November 1, 2012 (7)
3.1	Amended and Restated Articles of Incorporation dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation dated September 15, 2009 (2)
3.2.1	Articles of Amendment to Amended and Restated Articles of Incorporation effective November 30, 2012 (8)
3.3	Bylaws of Divine Skin, Inc. (1)
4.1	Form of Warrant dated October 4, 2011(4)
4.2	Revolving Demand Note dated March 30, 2012 (5)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Consulting Agreement with Abner Silva dated November 2008 (8)
10.3	Form of Exclusive Distribution Agreement (1)
10.4	Gamma Investors Exclusive Distribution Agreement, as amended and restated (8)
10.5	Demand Loan and Security Agreement dated March 30, 2012 (5)
10.6	Validity Guaranty dated March 30, 2012 (5)
10.7	Cellway International Distribution Agreement dated November 25, 2008 (8)
10.8	WR Group Distribution Agreement dated March 1, 2009 (11)
10.9	License Agreement with LBK Group, Inc. Effective October 29, 2012 (6)
10.10	Purchase Agreement with LBK Group, Inc. dated October 29, 2012 (6)
10.11	Compensation Agreement with Fernando Tamez dated November 12, 2012 (7)
10.12	Performance Agreement dated December 11, 2012 (7)
10.13	Daniel Khesin Employment Agreement dated December 16, 2013 (10)
10.14	Securities Purchase Agreement dated December 24, 2013 (11)
10.15	Amendment Agreement Effective January 3, 2014 (12)
21.1	List of subsidiaries of the Company (9)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics (3)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

(3)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2009.

(4)

Incorporated by reference to Form 8-K filed October 11, 2011.

(5)

Incorporated by reference to Form 8-K filed April 5, 2012.

(6)

Incorporated by reference to Form 8-K filed November 1, 2012.

(7)

Incorporated by reference to Form 8-K filed January 15, 2013.

(8)

Incorporated by reference registration statement on Form S-1, as amended, filed August 27, 2012 (file number 333-183558).

(9)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2012.

(10)

Incorporated by reference to Form 8-K filed December 17, 2013.

(11)

Incorporated by reference to Form 8-K filed December 26, 2013.

(12)

Incorporated by reference to form 8-K filed January 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 3, 2014

DS Healthcare Group, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL KHESIN	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman	April 3, 2014
Daniel Khesin

/s/ KEITH MARKEY	Director	April 3, 2014
Keith Markey

/s/ BERNHARD OPITZ	Director	April 3, 2014
Bernhard Opitz

/s/ MATTHEW PFEFFER	Director	April 3, 2014
Matthew Pfeffer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheet of DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Fort Lauderdale, Florida
April 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

      and Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of DS Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 3, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 3, 2014

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$2,872,946	$412,488
Accounts receivable, net	2,229,329	2,125,641
Inventories	2,702,579	3,453,950
Prepaid expenses and other current assets	289,885	159,164
Total Current Assets	8,094,739	6,151,243

Furniture and Equipment, net	206,958	293,720
Advances to Affiliates	—	17,973
Intangible Assets, net	1,346,389	1,674,852
Other Assets	66,506	86,888

TOTAL ASSETS	$9,714,592	$8,224,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,230,723	$2,327,540
Accrued expenses	945,949	704,882
Credit facility	582,383	448,658
Shareholder loans	—	353,000
Other current liabilities	286,282	227,407
Total Current Liabilities	4,045,337	4,061,487

Long Term Debt, net of current portion	36,425	45,177

TOTAL LIABILITIES	4,081,762	4,106,664

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 and 5,500,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	5,500
Common stock, $0.001 par value, 300 million shares authorized: 15,843,005 and 12,119,705 shares issued and outstanding at December 31, 2013 and 2012, respectively	15,843	12,120
Additional paid-in capital	14,163,595	9,244,748
Stock subscription	(194,500)	(30,000)
Accumulated deficit	(8,307,420)	(5,097,990)
Other comprehensive income	(12,462)	—
Total Shareholders' Equity	5,665,056	4,134,378
Non-Controlling Interest	(32,226)	(16,366)
Total Shareholders’ Equity	5,632,830	4,118,012

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,714,592	$8,224,676

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	For the Year Ended
	December 31,
	2013	2012
Net revenue	$13,651,661	$11,224,424

Cost of Goods Sold	6,943,043	6,749,657

Gross Profit	6,708,618	4,474,767

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,473,194	1,818,937
Other selling and marketing expenses	2,274,019	2,017,603
	3,747,213	3,836,540
General and administrative
Salary and personnel costs	2,351,953	1,662,481
Professional fees and consulting costs	1,744,250	1,385,348
Other general and administrative expenses	2,157,967	1,201,641
	6,254,170	4,249,470

Total operating costs and expenses	10,001,383	8,086,010

Operating Loss	(3,292,765)	(3,611,243)

Other Income (Expense)
Interest income	—	2,172
Interest expense	(115,150)	(50,305)
Other	278,658	36,266
Total other income (expense)	163,508	(11,867)

Loss Before Income Taxes	(3,129,257)	(3,623,110)

Income Tax Expense	96,033	—
Net Loss	(3,225,290)	(3,623,110)
Net Loss Attributable to Non-Controlling Interest	(15,859)	(16,366)

Net Loss Attributable to Shareholders	$(3,209,431)	$(3,606,744)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	12,711,417	11,106,145
Loss per share	$(0.25)	$(0.33)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(3,225,290)	$(3,623,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	607,018	293,023
Amortization of deferred issuance costs	75,891	—
Loss on disposal of fixed assets	21,637	—
Impairment of intangible assets	88,910	—
Bad debt allowance	90,045	94,534
Inventory obsolescence allowance	49,720	500,000
Stock issued for services	717,981	704,448
Warrants issued for services	—	132,070
Loss on extinguishment of debt - shareholder	289,600	—
Changes in operating assets and liabilities:
Accounts receivable	(193,733)	48,800
Inventory	701,651	(1,619,788)
Prepaid expenses and other current assets	(206,612)	(130,961)
Accounts payable	(296,816)	874,323
Accrued expenses	241,067	472,914
Other current liabilities	58,874	443,574
Net cash used in operating activities	(980,057)	(1,810,173)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(46,794)	(160,753)
Purchase of injection molds	(35,139)	(38,426)
Disposal of Brazil Joint Venture	—	4,678
Purchase of brand rights	—	(143,847)
Purchase of Mexican distributor	—	297,452
Security deposits	(25)	(36,144)
Net cash used in investing activities	(81,958)	(77,040)

Cash Flows from Financing Activities:
Net proceeds of credit facility	133,725	448,658
Proceeds of notes payable	—	53,900
Proceeds of shareholders' loans	310,000	—
Repayment of loans and notes, primarily shareholder loans	(117,752)	—
Repayment from related parties	17,973
Proceeds from sale of stock subscription	10,000	—
Proceeds from sale of stock	421,300	732,000
Less issuance cost	(31,260)	(146,400)
Proceeds from private placement	2,942,000	—
Less issuance cost	(151,051)	—
Stock returned and cancelled	—	(72,800)
Net cash provided by financing activities	3,534,935	1,015,358
Effect of exchange rate changes on cash	(12,462)	—

Increase (decrease) in cash	2,460,458	(871,855)
Cash, Beginning of Period	412,488	1,284,343
Cash, End of Period	$2,872,946	$412,488

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2013	2012
Supplemental Information:
Cash paid for interest	$19,745	$42,160

Supplemental Noncash Investing and Financing Activities
Stock issued to settle debt	$554,000	—
Conversion of preferred shares	$5,500	—
Stock issued for purchase of Mexican distributor	$—	$1,303,000

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Changes in Equity
For the Period From January 1, 2012 to December 31, 2013

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

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Changes in Equity (Continued)
For the Period From January 1, 2012 to December 31, 2013

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
December 31, 2012	5,500,000	$5,500	12,119,705	$12,120	$9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012
Shares Issued:
Sold to private investors			390,135	390	423,410	(2,500)			421,300		421,300
Less: Issuance costs					(31,260)	—			(31,260)		(31,260)
Private investment in public equity			1,965,000	1,965	3,142,035	(202,000)			2,942,000		2,942,000
Less: Issuance costs					(151,051)	—			(151,051)		(151,051)
For services
Investor relations			161,033	161	293,222	30,000			323,383		323,383
Employee/associate compensation			53,424	53	102,668	—			102,721		102,721
Distributor award			120,199	120	229,105	—			229,225		229,225
Consulting			—		—	—			—		—
Board of Directors			27,500	28	62,623	—			62,651		62,651
Fractional shares from reverse split			9						—		—
Subscriptions sold, shares not Issued:
Sold to private investors						10,000			10,000		10,000
Less: Issuance costs									—		—
Conversion into common shares:
Preferred shares converted	(5,500,000)	$(5,500)	550,000	550	4,950				—		—
Debt converted			456,000	456	843,144				843,600		843,600
Other Comprehensive Income								(12,462)	(12,462)		(12,462)
2013 Net Loss							(3,209,431)		(3,209,431)	(15,859)	(3,225,290)

December 31, 2013	—	$—	15,843,005	$15,843	$14,163,593	$(194,500)	$(8,307,421)	$(12,462)	$5,665,053	$(32,225)	$5,632,828

See accompanying notes to consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

AICPA	American Institute of Certified Public Accountants
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
IFRS	International Financial Reporting Standards
SEC	Securities Exchange Commission
SFAS or FAS	Statement of Financial Accounting Standards
2013-YTD	Year ended December 31, 2013
2012-YTD	Year ended December 31, 2012
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”, ”DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products. We currently offer products are within the following broad product categories:  Hair Care, Skin Care and Personal Care.

History of the Company

The Company was incorporated in January 2007 and capitalized with the assets recovered from a terminated predecessor New York corporation. DS Laboratories, Inc. (a Florida corporation) was also incorporated in January 2007. The companies were founded by common shareholders.

The preliminary operating entity is DS HealthCare Group, Inc. and currently conducts its business under the “DS Laboratories” and “Divine Skin” trade names.

In 2009, the Company acquired its subsidiaries, Polaris Labs, Inc. (“Polaris”), Sigma Development and Holding, Inc. (“Sigma”) DS Laboratories, Inc. (“DS Labs”) for a nominal amount.  Also in 2009, we completed an agreement with DS Laboratories Brazil, LTDA to distribute our products and additional future products specifically tailored for the Brazilian market for a term of 10 years. The costs associated with procuring this agreement have been capitalized and are amortized over the life of the agreement.

In 2011, we began distribution of Nutra Origin brand nutraceutical products under an exclusive distribution agreement with the manufacturer.  We also modified our joint venture distribution agreement so that in exchange for 100% ownership in the joint venture, our Brazilian distributor has fully funded the product development and licensing of our products in Brazil. We will remain the license holder once the license is granted and we retain our exclusivity for Brazilian distribution.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
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

In the fourth quarter of 2012, we closed on the acquisition of Divine Skin Laboratories, S.A. de CV, our Mexican Distributor (“DS Mexico”) (see Note 20).  Also in the fourth quarter of 2012, we completed a 10:1 reverse split and effected a name change to DS Healthcare Group, Inc. All share, share equivalent and per share information contained in this report gives retroactive effect to the 10:1 reverse split.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV. Also included in the consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC and Wally Group, LLC an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2012 consolidated financial statements have been reclassified for comparability with the December 31, 2013 presentation. These reclassifications had no effect on previously reported net loss.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

·	Estimates of allowances for uncollectable accounts receivable,
·	Estimates of inventory obsolescence and overhead and labor cost allocations,
·	Estimates assuming future earning capacity of our intangible assets,
·	Estimates of value of equity transactions for services rendered,
·	Estimates of returned or damaged product, and
·	Estimates made in our deferred income tax calculations.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The excess of the purchase price over the assigned values of the net assets acquired, if any, is recorded as goodwill. Transaction costs are expensed as incurred.

Cash

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At December 31, 2013 and 2012, the allowance for uncollectable accounts was $305,314 and $373,981, respectively, $210,000 and $110,000 respectively for defectives and product returns and $60,000 at both dates for advertising credits.

Inventory

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $111,919 and $46,678 in depreciation expense during 2013-YTD and 2012-YTD, respectively. Accumulated depreciation was $238,051 and $101,972 at December 31, 2013 and 2012, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

Long-Lived Assets

Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  Assets disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. The Company’s identifiable intangible assets consist of customer relationships acquired as part of the Merger. The fair value of intangible assets acquired was determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives between 6 and 10 years.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. The Company performs an annual review of goodwill for indicators of impairment. When it is determined that goodwill may be impaired, the Company performs an impairment assessment of the acquired reporting unit and impairment tests using a fair value approach. As of December 31, 2013, the Company has not identified any such impairment.

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of Nutra Origin, Inc. During the fourth quarter of 2012, the Company completed its license of the Nutra Origin brand. In addition, the Company established a new subsidiary to operate the Nutra Origin brand. As part of the license agreement, the licensor was granted a 7% non-controlling interest in the newly formed subsidiary.  The Company is currently in default of its license agreement for non-payment and has fully impaired related brand rights of $89,705.

Revenue Recognition

Revenue is recognized when a product is shipped and risk of loss is transferred. The Company manages the collection process for transactions processed on its website, but it outsources its fulfillment (delivery) process to third parties.  The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

·	persuasive evidence of a sales arrangement exists,
·	delivery has occurred,
·	the sales price is fixed or determinable and
·	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price.  Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $170,451 and $196,108 for 2013-YTD and 2012-YTD, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payment

The Company measures compensation cost for all employee stock-based awards at their fair values on the date of grant. Stock-based awards issued to non-employees are measured at their fair values on the date of grant, and are re-measured at each reporting period through their vesting dates. When a non-employee becomes an employee and continues to vest in the award, the fair value of the individual’s award is re-measured on the date that he becomes an employee, and then is not subsequently re-measured at future reporting dates. The fair value of stock based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for stock options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized,  At December 31, 2013 and 2012, a full valuation allowance was provided against our deferred tax assets.  Income tax expense is the result of Mexican operations.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

Functional Currency

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated entity operating outside of the United States is the Mexican peso. We translate their financial statements into U.S. dollars as follows:

·	Assets and liabilities are translated at the exchange rate in effect as of the financial statement date.
·	Income statement accounts are translated using the weighted average exchange rate for the period.

We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. There are currently no transactions of a long-term investment nature, nor any gains or losses from non-U.S. currency transactions.

NOTE 3. – LIQUIDITY

We have sustained operational losses since our inception, and such operational losses have continued through December 31, 2013 At December 31, 2013, we had an accumulated deficit of approximately $8,307,420. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

However, as of December 31, 2013, we had $2,872,946 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company.  Some of these initiatives include; establish an online store, establish a physical retail store, establish a hair treatment clinic, complete a private label product for a fortune 500 healthcare company, increase our domestic and international presence. Although we cannot predict our success with these products and or projects, all are currently under way and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

·	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
·

We completed an operational budget for 2014 that sets changes in our processes to focus on profitability in 2014.  We are also implementing a feedback process with improved interdepartmental communication.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,”. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes thereto, significant amounts reclassified from accumulated other comprehensive income by the respective net income line item. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – INVENTORY

Significant components of inventory at December 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012

Bulk product and raw materials	$1,930,848	$2,402,331
Work in process	192,319	237,284
Merchandise inventory	965,127	1,074,833
Inventory in transit	164,005	239,502
Less: Allowance	(549,720)	(500,000)
	$2,702,579	$3,453,950

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. – INVENTORY (Continued)

Management evaluated the inventory at December 31, 2013 and 2012 and reserved $549,720 and $500,000, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2013 and December 31, 2012 consist primarily of:

	2013	2012
Prepaid rent	$28,620	$21,200
Prepaid insurance	38,523	24,304
Deferred financing costs, net of amortization	4,688	61,828
Prepaid value added tax	12,059	30,228
Employee advances	11,500	—
Other receivables	126,126	—
Prepaid board fees	15,150	—
Pending VAT and other advances	53,219	21,604
	$289,885	$159,164

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

Prepaid and pending VAT – Represents payments made and in process by our Mexican subsidiary to tax authorities for the value added tax imposed on commercial transactions.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2013 and December 31, 2012 consist of:

	2013	2012
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(318,750)	(243,750)
Net distribution rights	431,250	506,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(92,570)	(77,790)
Net brand right	66,516	81,296

Nutra Origin license	—	144,307
Less: Accumulated amortization	—	(6,500)
Net license	—	137,807

DS Mexico Customer list	932,000	932,000
Less: Accumulated amortization	(119,662)	(16,945)
Net customer list	812,338	915,055

Goodwill	36,285	34,444
	$1,346,389	$1,674,852

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – INTANGIBLE ASSETS (Continued)

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and shareholder, is currently commercializing its product line along with a generic Minoxidil product for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years. $75,000 was amortized during the years ended December 31, 2013 and 2012.

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $14,780 and $20,190 has been amortized during the years ended December 31, 2013 and 2012, respectively.

Nutra Origin brand license – We have been distributing the Nutra Origin brand products since October 2010 and although the brand currently represents a relatively modest portion of our sales, we intend for this brand to expand our health and personal care product offerings into the nutraceutical market. Our CEO’s father is a part owner and was COO of the company that owns the Nutra Origin brand. He is now our Nutra Origin product manager. Our license agreement requires us to pay $7,500 per month for an exclusive 10 year license to use the Nutra Origin brand, plus $50,000 in common shares of the Company. The agreement contains certain performance clauses for both parties, which permit cancellation by us after 3 years and permit cancellation by the seller if we fail to maintain stipulated minimum sales.  We are currently delinquent in payment of our license fees. $48,102 has been amortized during the year ended December 31, 2013. In addition we have impaired the license rights and recognized a charge of $89,705 as of December 31, 2013.

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 20, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $101,670 and $16,945 of amortization expense in the year ended December 31, 2013 and December 31, 2012, respectively. The change in the gross value of the DS Mexico customer list is the result of foreign currency translation adjustment at December 31, 2013.

Goodwill – Also in connection with the acquisition of our Mexican distributor, which is discussed more fully in Note 20, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. Its fair value was determined by an independent appraiser. The asset is not being amortized; however the Company will access the asset for impairment annually. The change in the gross value of the goodwill is the result of foreign currency translation adjustment at December 31, 2013.  At December 31, 2013, no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the remaining years, the weighted average remaining period is 6.99 years.

	2014	2015	2016	2017	Beyond	Total
Asset:
Brazil distribution rights	$75,000	$75,000	$75,000	$75,000	$131,250	$431,250
Pure Guild brand rights	14,780	14,780	14,780	14,780	7,396	66,516
Mexican Customer list	103,500	103,500	103,500	103,500	398,338	812,338
	$193,280	$193,280	$193,280	$193,280	$536,984	$1,310,104

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. – ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and December 31, 2012 consist of:

	2013	2012
Accrued expenses:
Advertising and marketing	$12,264	$60,264
Commissions	261,151	362,346
Director services	18,750	---
Facilities	12,535	38,023
Fees / interest	21,003	19,012
Investor relations	390,703	44,000
Production materials	144,543	—
Other	—	61,807
Personnel	70,000	109,930
Professional fees	15,000	9,500
	$945,949	$704,882

Accrued expenses – Represents commitments made for goods or services provided, where the activity does not normally generate an invoice that can be recorded as a trade payable, such as accrued commissions or where invoices were received subsequent to the end of the reporting period but the goods or services were provided prior to the end of the reporting period.

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2013 and December 31, 2012 consist of:

	2013	2012
Customer deposits	$29,959	$22,689
Credit cards	47,597	117,006
VAT Taxes payable	142,848	78,989
Current portion of long term debt	10,770	8,723
Insurance premium financing	4,770	—
Vendor financing	50,338	—
	$286,282	$227,407

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

NOTE 10. – SHAREHOLDER LOANS

Shareholder loans - On December 10, 2012, we received an unsecured loan for $314,000 from one of our consultants who is also a shareholder. This loan is non-interest bearing and matured on December 11, 2013. During the first quarter of 2013, we received an additional $240,000 from the same consultant/shareholder under the same terms as the initial advance, bringing the total advanced to $554,000. On September 27, 2013, the lender accepted 456,000 shares of common stock in full satisfaction of outstanding liability. The common shares issued were valued at $843,600 based on the trading values of shares at the time of issuance.  Accordingly, the Company recognized a $289,600 loss on extinguishment of debt.

In 2012, we also received a loan from Daniel Khesin, our Chief Executive Officer for $39,000. This loan is unsecured, non-interest bearing and matured on December 25, 2013. Installment payments totaling $39,000 have been made during the year ending December 31, 2013.  As of December 31, 2013, the loan was paid in full.

On January 20, 2013, we received an unsecured loan for $70,000 from Gamma Investors, also a shareholder and affiliate of our Brazilian distributor. The loan accrues interest at 3% per month and matured on August 20, 2013.  The loan called for monthly installment payments along with interest. As of December 31, 2013, the loan was paid in full.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. – DEBT FINANCING

Credit Facility - On April 6, 2012, MidCap Finacial provided the Company with a $1.5 million credit facility with an initial draw of $580,000. The credit facility provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum which has been renewed with a reduced $1.0 million credit facility and expires June 30, 2014 (See Note 21). The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. The credit facility also provides for a referral fee of 4% per annum for 3 years. The Loan Agreement contains customary representations, warranties, affirmative and negative covenants and events of default. The negative covenants include, among other things, restrictions on transferring our assets, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, and creating other liens on our assets, in each case subject to customary exceptions. As of December 31, 2013 and 2012, the Company had $582,383 and $448,658 outstanding, respectively and $175,115 available to borrow as of December 31, 2013 based on its advance formulas for qualified accounts receivable and eligible finished goods inventory.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013. Interest expense from this loan during the years ended December 31, 2013 and 2012 was $3,138 and $0 respectively.

Principal payout over the life of the loan is as follows:

	2014	2015	2016	2017	Total
Long Term Debt	$10,770	$11,429	$12,127	$12,869	$47,195

NOTE 12. – COMMITMENTS AND CONTINGENCIES

During the years ended December 31, 2013 and 2012, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

·

The Company leased its corporate headquarters office space located in Miami Beach, Florida, on a month to month basis at $5,700 per month or $68,400 on an annual basis, which was terminated during the fourth quarter of 2012.

·

In October 2012, the Company entered into a lease, which added 1,525 square feet of additional space and renewed its existing lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.

·	The Company leased 13,137 square feet of warehouse and production space in Pompano Beach, Florida. The lease provided for monthly rent of $6,350 and expired on October 15, 2012.

·

In fourth quarter of 2012, the Company entered into a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida. The lease provides for monthly rent of $20,000 in the first six months and $27,000 per month thereafter. The lease term is for 22 months.

The Company accounts for its facility leases using the straight-line method and incurred $408,491 and $299,406 in total rent expense in 2013 and 2012, respectively.

The Company is committed to lease payments over the next five years are as follows:

	2014	2015	2016	Beyond	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$189,000	$—	$—	$—	$189,000
Ashville, North Carolina (Sales)	56,695	56,695	—	—	113,390
	$245,695	$56,695	$—	$—	$302,390

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (Continued)

Pending and threatened litigation –

·

The Company has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided. In 2011, we received 5 supplier claims for certain advertising, human resource and consulting matters that we are disputing and filing counter claims. We settled four of these claims in 2012 and structured payouts representing our estimate of the amount due of $22,264 and $162,764 at December 31, 2013 and December 31, 2012, respectively.  We intend to vigorously defend the remaining claim.

·

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

·

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

·

On June 13, 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby we paid a third party approximately $20,000 and 23,000 shares of restricted common stock in consideration of investor relations and consulting services. We have demanded return of the 23,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. We intend to continue vigorously defend this claim.

·

During 2011, we also filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock (See Note 21).

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at December 31, 2013 totaled $685,137.

Contract contingencies

Our distribution agreement with Gamma Investors, a shareholder of the Company, provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million. Transactions with Gamma have been de minimus to date.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreement

Effective December 16, 2013, the Company entered into an executive employment agreement with Daniel Khesin, its current chief executive officer, to serve as chief executive officer, for an initial term through December 31, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months prior written notice (a “Non Renewal Notice”). During the Initial Term his base salary shall be $250,000 and shall increase by 20% for any one quarterly period following a quarterly period in which the Company is profitable. Such increases do not accumulate or carry over to subsequent periods. The base salary, commencing year ending December 31, 2014 and subject to Nasdaq Rules, includes $50,000 payable in Company common stock valued at the closing price at the end of each calendar year during the term of the agreement. Furthermore, Mr. Khesin shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors.  Under the agreement Mr. Khesin shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Khesin is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Khesin and Mr. Khesin becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

If the Company terminates Mr. Khesin’s employment without cause the Company shall pay as severance pay to Mr. Khesin within 30 days following the termination date, a lump sum amount equal to 42 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable.  Furthermore, upon delivery of a Non Renewal Notice, the Company shall also pay Mr. Khesin a lump sum amount equal to 42 months of his annual base salary. During the term of the agreement and for a 6 month period following the termination of the agreement, Mr. Khesin shall be subject to a non competition and non solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non Renewal Notice.

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

During the third quarter of 2013, the Company sold an aggregate of 381,192 shares to four private investors at prices ranging from $1.00 to $1.15 per share for a total of approximately $410,000.  Fees were paid to a third party on three of the four transactions resulting in issuance costs of $31,260.  The Company also issued 28,433 shares in aggregate, to several distributors for achieving sales goals valued at $1.50 average per share, which resulted in a sales allowance of $42,649 in aggregate. We also issued 52,700 shares in aggregate to four investor relations (“IR”) firms for services valued at $1.76 average per share or $92,550 in total. We also issued 31,779 shares to two associates for services rendered valued at $1.66 average per share or $52,721 in total.

During the fourth quarter of 2013, the Company sold an aggregate of 8,943 shares to a private investor at $1.12 per share for a total of $10,000.  No fees were paid to a third party on this transaction.

Under a Securities Purchase Agreement dated December 24, 2013, as amended (the “Securities Purchase Agreement”), the Company also sold 1,965,000 shares under a private placement, to a series of investors under a Securities Purchase Agreement at $1.60 per share for a total of $3,144,000. Fees were paid to a registered broker-dealer and legal counsel resulting in issuance costs of $151,051. Under the Securities Purchase Agreement, the Company has agreed to restrict the issuance of shares of Common Stock or common stock equivalents for a period of approximately nine months from the closing date, subject to certain exceptions.  In addition, subject to certain exceptions, if during a period of twelve months from the closing date of the Securities Purchase Agreement, the Company issues additional shares of Common Stock or common stock equivalents (the “Additional Shares”) at a purchase, exercise or conversion price less than $1.60 (such price subject to adjustment for splits, recapitalizations and reorganizations), then the Company shall issue additional shares of Common Stock to the purchasers so that the effective purchase price per share paid for the Common Stock shall be the same per share purchase, exercise or conversion price of the Additional Shares; provided, however, the Additional Shares, when aggregated with all issuances under the Securities Purchase Agreement, shall not exceed 19.99% of the issued and outstanding Common Stock of the Company immediately prior to the closing date of the Securities Purchase Agreement.

We also issued 94,679 shares in aggregate to five individuals who perform services for the Company valued at prices ranging from $1.91 to $2.31 per share or $190,336 in total. On November 20, 2013, we also issued 15,000 shares to our directors for services rendered and to be rendered under independent director agreements, valued at $2.02 per share or $30,300 in total.

In summary, the Company issued stock for various services valued at $687,980 and $478,448 in 2013 and 2012, respectively.

Surrender of Common Stock

During the third quarter of 2012, an IR firm surrendered 20,000 shares previously issued for services not fully earned and previously valued at $2.80 per share, which resulted in a return to equity of $56,000 in aggregate.

During the fourth quarter of 2012, an IR firm returned 5,000 shares valued at $3.36 per share, which resulted in a recovery of $16,800.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. – EQUITY (Continued)

Warrants

The following tables present the status of warrants outstanding at December 31, 2013 and December 31, 2012, respectively

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	253,893	$4.67	4.21	$—
Issued	—	—		—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2012	253,893	$4.67	3.21	$—
Exercisable at December 31, 2012	253,893	$4.67	3.21	$—

Year Ended December 31, 2013
Outstanding at January 1, 2013	253,893	$4.67	3.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	253,893	$4.67	2.22	$—
Exercisable at December 31, 2013	253,893	$4.67	2.22	$—

Options

During 2009, the Company granted a selling agent an option to purchase 200,000 shares of common stock at an exercise price of $0.10 per share in exchange for his assistance in filing a registration statement on Form 10 and obtaining a trading symbol on the Over the Counter Bulletin Board (OTCBB). The option was valued at grant date based on the offering price $2.50 per share, which was $480,000 and expires in five years. The option vests and is exercisable subject to certain lock up and leak out provisions which limit exercisability of the option number to 20,000 shares per quarter. The Company obtained its trading symbol and recorded an expense for consulting services of $160,000 in 2010, $192,000 in 2011 and $128,000 in 2012 as a result of the structured vesting. At December 31, 2012 the options were fully expensed.  As of December 31, 2013, the Company had an equity incentive plan (See Note 15).  All options that have been granted through December 31, 2013 have been granted outside this plan.

The following tables present the status of all options outstanding at December 31, 2013 and 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2012
Outstanding at January 1, 2012	73,333	$0.10	3.0	$264,000
Issued	—	—
Exercised	(40,700)	$0.10
Forfeited	—	—
Outstanding at December 31, 2012	32,633	$0.10	2.16	$107,690
Exercisable at December 31, 2012	32,633	$0.10	2.16	$107,690

Year Ended December 31, 2013
Outstanding at January 1, 2013	32,633	$0.10	2.16	$107,690
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at December 31, 2013	32,633	$0.10	1.16	$76,688
Exercisable at December 31, 2013	32,633	$0.10	1.16	$76,688

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. – EQUITY (Continued)

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The preferred stock automatically converts into common stock on a ten-to-one basis in September 2013. Two of the founders converted 4,500,000 preferred shares into 450,000 common shares during 2012. The remaining 5,500,000 shares were held by the remaining founder and CEO of the Company and converted into 550,000 common shares on September 15, 2013.

NOTE 14. – INCOME TAXES

The provision for income taxes for 2013-YTD and 2012-YTD is summarized as follows:

	2013	2012

Current:
Federal	$—	$—
State	—	—
Non-U.S.	—	—
	—	—
Deferred:
Federal	(906,445)	(1,259,260)
State	(91,319)	(95,418)
Non-U.S.	(17,109)	(854)
Increase in valuation allowance	1,014,873	1,355,532

Total provision (benefit) for income taxes	$—	$—

The income tax benefit for 2013-YTD and 2012-YTD was not booked due to the uncertainty of future profitable operations necessary to realize the benefit.

The provision for income taxes for 2013-YTD and 2012-YTD differs from the amount computed by applying the federal statutory rate to loss before provision (benefit) for income taxes as follows:

	2013		2012

Expected provision (benefit) at statutory rate	(35.0%	)	(35.0%	)
State taxes	(3.6%	)	(3.6%	)
Non-U.S.	—%		—%
Non-deductible expenses	—%		—%
Increase in valuation allowance	38.6%		38.6%

Total provision (benefit) for income taxes	—%		—%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2013 and December 31, 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$2,377,321	$1,670,009
Stock-based compensation	492,937	216,193
Amortization	13,673	--
Accrued interest	2,111	2,075
Total deferred tax assets	2,886,042	1,888,277
Valuation allowance	(2,886,042)	(1,888,277)
Net deferred tax assets	$—	$—

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. – INCOME TAXES (Continued)

The valuation allowance increased $1,014,873 during 2013.

As of December 31, 2013 and December 31, 2012, the Company had net operating loss carry-forwards of $5,165,561 and $4,329,251, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2030 and ending on 2032. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership.

As of December 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and accordingly no related accrued interest or penalties.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. Our evaluation was performed for the tax years ended December 31, 2013 and 2012. The Company's federal and state income tax returns since 2010 are subject to examination by the Internal Revenue Service, generally for a period of three years after the returns were filed.

NOTE 15. – 2009 EQUITY INCENTIVE PLAN

Overview – Options granted under the Company’s 2009 Equity Incentive Plan (the “Plan”) may be Incentive Stock Options or Nonstatutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 40% of total sales. Spectral DNC-N represents 9% of total sales. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total sales during 2013-YTD and 2012-YTD. During 2013-YTD our top ten customers generated 41% of our sales.

There were no sales to customers individually in excess of 10% of total sales during 2013-YTD.

Sales to customers individually in excess of 10% of total sales during 2012-YTD and their accounts receivable at December 31, 2012 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$1,189,899	10%	$ 95,008	4%
C	$1,470,277	13%	$459,875	18%

NOTE 17. – SIGNIFICANT VENDORS

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

Purchases from significant vendors during 2013-YTD and their accounts payable at December 31, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$533,968	13%	$126,027	11%
C	$764,357	19%	$ 87,782	8%

Purchases from significant venders during 2012-YTD and their accounts payable at December 31, 2012 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$1,074,456	19%	$ 84,369	5%
C	$ 732,737	13%	$157,916	9%

NOTE 18. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on fundamentally one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia. We consider these customers as based in North America. However our sales to international distributors who distribute our product outside North America have been increasing. In 2012, we acquired our distributor in Mexico, the results of which are more fully discussed in Note 20.

Information about the Company’s geographic operations for both 2013-YTD and 2012-YTD as follows:

	2013	2012
Net Revenue:
North America	$7,046,473	$7,185,641
International	6,605,188	4,038,783
	$13,651,651	$11,224,424

Furniture and Equipment, Net:
North America	$112,456	$169,859
International	120,068	123,861
	$232,524	$293,720

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. – CONSOLIDATION OF VARIABLE INTEREST ENTITY

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

NOTE 20. – ACQUISITION OF MEXICAN DISTRIBUTOR

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

In connection with the Share Exchange Agreement, the Company issued 600,000 shares of its stock, of which 450,000 shares have been delivered as of December 31, 2012. The remaining 150,000 shares are held in escrow by the Company to be delivered upon completion of the performance measures as stipulated by the Share Exchange Agreement.  As of December 31, 2013 such shares remain in escrow.

The present value of the consideration expected to be paid as part of this agreement is $1,341,015, as calculated below:

·

450,000 shares issued and valued at $2.60 per share, for a total of $1,170,000.

·

150,000 contingent shares valued at $2.60 per share, for a total of $132,600.

·

Forgiveness of $38,415 of invoices due from DS Mexico.

The price per share and the estimated contingent shares to be issued in connection with this agreement were based upon a third party valuation.

The Company incurred approximately $5,000 in professional fees in connection with its acquisition of DS Mexico in 2012.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. – ACQUISITION OF MEXICAN DISTRIBUTOR (Continued)

The following summarizes the fair value of the assets and liabilities acquired:

Cash	$127,321
Accounts receivable	380,522
Inventory	159,379
Prepaid and other current assets	87,125
Property and equipment, net	126,628
Customer list	932,000
Goodwill	34,444
Accounts payable	(455,726)
Other current liabilities	(50,678)
Total net assets acquired	$1,341,015
Aggregate purchase price	$1,341,015

Dr. Tamez, the former principal shareholder of DS Mexico, has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year. In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin, Michael Strong and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.

The following unaudited pro forma financial information presents the combined results of operations for the year ended December 31, 2012 as if the acquisition had been completed as of January 1, 2012. The pro forma financial information includes adjustments to eliminate one time charges in the appropriate pro forma periods as though the acquisition had been completed at the beginning of the respective periods, and is not indicative of, nor does it purport to project the future financial position or operating results of the company.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the acquisition.

For the Year Ended December 31,
2012

Revenue	$12,398,592

Net Income (Loss) Attributable to Shareholders of DS Healthcare Group, Inc	$(3,623,773)

Net (loss) income per common share:
Basic and diluted	$(0.03)

Weighted average shares outstanding:
Basic and diluted	11,507,784

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. – SUBSEQUENT EVENTS

Debt Financing -

Effective March 24, 2014, the Company’s asset based lending facility with MidCap Financial was renewed for three months and now matures on June 30, 2014.  The terms of the renewal provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum. The overall facility has been reduced to $1.0 million.  The credit facility is personally guaranteed by our Chief Executive Officer (See Note 11).

Pending and threatened litigation –

As disclosed under Note 12, during 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We had demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action.  Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date.

Equity –

Subsequent to December 31, 2013, the Company issued 221,000 shares in aggregate to four individuals who perform services for the Company valued at prices ranging from $2.20 to $2.44 per share or $494,595 in total. We also issued 3,750 shares to our directors for services rendered and to be rendered under independent director agreements, valued at $2.22 per share or $8,325 in total.