Form 10-Q
period 2014-03-31
DS HEALTHCARE GROUP, INC.
filed 2014-05-15
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

There were 16,067,755 shares of common stock outstanding as of May 4, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$1,995,270	$2,872,946
Accounts receivable, net	1,607,006	2,229,329
Inventories	3,357,602	2,702,579
Prepaid expenses and other current assets	493,963	289,885
Total Current Assets	7,453,841	8,094,739

Furniture and Equipment, net	222,658	206,958
Intangible Assets, net	1,297,733	1,346,389
Other Assets	66,506	66,506

TOTAL ASSETS	$9,040,738	$9,714,592

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$1,660,485	$2,230,723
Accrued expenses	588,395	945,949
Credit facility	477,058	582,383
Other current liabilities	792,205	286,282
Total Current Liabilities	3,518,143	4,045,337

Long Term Debt, net of current portion	34,567	36,425

TOTAL LIABILITIES	3,552,710	4,081,762

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 300 million shares authorized:16,067,775 and 15,843,005 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16,068	15,843
Additional paid-in-capital	14,651,175	14,163,595
Stock subscription	(2,500)	(194,500)
Accumulated deficit	(9,153,203)	(8,307,420)
Other comprehensive income	13,084	(12,462)
Total Shareholders' Equity	5,524,624	5,665,056
Non-Controlling Interest	(36,596)	(32,226)

Total Shareholders’ Equity	5,488,028	5,632,830

TOTAL LIABILITIES AND SHAREHOLDER’ EQUITY	$9,040,738	$9,714,592

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Income

 (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net Revenue	$2,684,964	$3,965,365

Cost of Goods Sold	1,202,518	2,190,681

Gross Profit	1,482,446	1,774,684

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	360,559	259,769
Other selling and marketing expenses	609,463	497,229
	970,022	756,998
General and administrative
Salary and personnel costs	584,683	485,730
Professional fees and consulting costs	585,226	366,842
Other general and administrative expenses	164,035	656,103
	1,333,944	1,508,675

Total operating costs and expenses	2,303,966	2,265,673

Operating Loss	(821,520)	(490,989)

Other (Expense) Income
Interest expense	(27,545)	(19,745)
Other	(1,088)	56,615

Total other (expense) income	(28,633)	36,870

Loss Before Income Taxes	(850,153)	(454,119)

Income Tax Expense	-	7,996

Net Loss	(850,153)	(462,115)

Net Loss Attributable to Non-Controlling Interest	(4,371)	(4,122)

Net Loss Attributable to Common Shareholders	$(845,782)	$(457,993)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	15,967,533	12,137,997
Loss per share	$(0.05)	$(0.04)

Other Comprehensive Income:
Foreign currency translation adjustment	25,546	75,551
Comprehensive loss	$(820,236)	$(382,442)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities:
Net Loss	$(850,153)	$(462,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,898	143,284
Loss on disposal of fixed assets	2,468	—
(Recovery) provision for bad debts	(152,875)	201,622
Provision for obsolete inventory	25,018	(47,031)
Stock issued for services	91,254	98,250
Changes in operating assets and liabilities:
Accounts receivable	775,198	(444,845)
Inventories	(680,041)	18,098
Prepaid expenses and other current assets	102,914	5,175
Accounts payable	(570,238)	(3,123)
Accrued expenses	(257,994)	(255,045)
Other current liabilities	505,923	148,743
Net cash used in operating activities	(938,628)	(596,987)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(40,975)	(12,037)
Purchase of injection molds	—	(35,139)
Advances / repayments related parties	—	(8,027)
Net cash used in investing activities	(40,975)	(55,203)

Cash Flows from Financing Activities:
Net (repayments) proceeds of credit facility	(105,326)	89,626
Proceeds of shareholders' loans	—	310,000
Repayment of loans and notes	(1,858)	(6,232)
Proceeds from sale of common stock	192,000	—
Less issuance cost	(10,000)	—
Net cash provided by financing activities	74,816	393,394

Effect of exchange rate changes on cash	27,111	42,821

Decrease in cash	(877,676)	(215,975)
Cash, Beginning of Period	2,872,946	412,488

Cash, End of Period	$1,995,270	$196,513

Supplemental Information:
Cash paid for interest	$27,545	$19,745
Supplemental Noncash Investing and Financing Activities
Stock issued to satisfy accrual	$5,000	$—

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Changes in Equity

 For the Period From January 1, 2014 to March 31, 2014

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

January 1, 2014	—	$—	15,843,005	$15,843	14,163,593	$(194,500)	$(8,307,421)	$(12,462)	$5,665,053	$(32,225)	$5,632,828

Shares Issued:
Sold to private investors			5,000	5	4,995				5,000		5,000
Less: Issuance costs
Private investment in public equity						192,000			192,000		192,000
Less: Issuance costs					(10,000)				(10,000)		(10,000)
For services
Investor relations			48,000	48	106,512				106,560		106,560
Employee/associate compensation
Distributor award			8,000	8	19,512				19,520		19,520
Consulting			160,000	160	358,240				358,400		358,400
Board of Directors			3,750	4	8,321				8,325		8,325

Other Comprehensive Income								25,546	25,546		25,546

2014 Net Loss							(845,782)		(845,782)	(4,371)	(850,153)

March 31, 2014 (Unaudited)	—	$—	16,067,755	$16,068	$14,651,175	$(2,500)	$(9,153,203)	$13,084	$5,524,624	$(36,596)	$5,488,028

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2013-QTR	Three months ended March 31, 2013
2013-YTD 2014-QTR	Year ended December 31, 2013 Three months ended March 31, 2014
VIE	Variable Interest Entity

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The condensed consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to US GAAP.

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the condensed consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC and Wally Group, LLC an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on form 10-K, filed with the SEC on April 4, 2014. In the opinion of management, all adjustments (consisting only of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of March 31, 2014 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2014.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the March 31, 2014 presentation. These reclassifications had no effect on previously reported net loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these condensed consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our intangible assets,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product, and
•	Estimates made in our deferred income tax calculations, for which there is a full valuation allowance.

Cash

The Company maintains its cash in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2014 and December 31, 2013, the allowance for uncollectable accounts was $147,314 and $305,314, respectively, $210,000 and $210,000 respectively for defectives and product returns and $60,000 at both dates for advertising credits.

Inventories

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $23,035 and $28,058 in depreciation expense during 2014-QTR and 2013-QTR, respectively. Accumulated depreciation was $261,440 and $238,051 at March 31, 2014 and December 31, 2013, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Research and Development

The Company currently maintains a functional laboratory employing two full time chemists, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $89,731 and $28,998 for 2014-QTR and 2013-QTR, respectively.

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements except as disclosed.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Warrants to purchase 253,893 shares of common stock and options 32,633 shares of common stock were excluded from the earnings per share calculation because they would be anti-dilutive.

NOTE 3. – LIQUIDITY

We have sustained operational losses since our inception. At March 31, 2014, we had an accumulated deficit of $9,153,203. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

However, as of March 31, 2014, we had $1,995,270 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company.  Some of these initiatives include; establish an online store scheduled to come online in the third quarter of 2014 and establish a hair treatment clinic.  We have also begun shipping ingredients for a private label product to a Fortune 500 healthcare company and have taken steps to increase our domestic and international presence. Although we cannot predict our success with these products and or projects, all are currently under way and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•

We completed an operational budget for 2014 that sets changes in our processes to focus on profitability in 2014.  We are also implementing a feedback process with improved interdepartmental communication.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We have commenced implementing, and will continue to implement, various measures to address our financial condition.

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or related disclosures.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial statements.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our condensed consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – INVENTORIES

Significant components of inventory at March 31, 2014 and December 31, 2013 consist primarily of:

	2014	2013

Bulk product and raw materials	$2,315,117	$1,930,848
Work in process	76,076	192,319
Merchandise inventory	1,097,534	965,137
Inventory in transit	443,614	164,005
Less: Allowance	(574,739)	(549,720)
	$3,357,602	$2,702,579

Management evaluated the inventory at March 31, 2014 and December 31, 2013 and reserved $574,739 and $549,720, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2014 and December 31, 2013 consist of:

	2014	2013
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(337,500)	(318,750)
Net distribution rights	412,500	431,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(96,265)	(92,570)
Net brand right	62,821	66,516

DS Mexico Customer list	932,000	932,000
Less: Accumulated amortization	(144,032)	(119,662)
Net customer list	787,968	812,338

Goodwill	34,444	36,285
	$1,297,733	$1,346,389

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years. $18,750 was amortized during both the three months ending March 31, 2014 and 2013, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. – INTANGIBLE ASSETS (Continued)

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $3,695 has been amortized during both the three months ending March 31, 2014 and 2013, respectively.

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $24,370 and $44,348 of amortization expense in both the three months ended March 31, 2014 and 2013, respectively. The change in the gross value of the DS Mexico customer list is the result of foreign currency translation adjustment at March 31, 2014.

Goodwill – Also in connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. Its fair value was determined by an independent appraiser. The asset is not being amortized; however the Company will access the asset for impairment annually. The change in the gross value of the goodwill is the result of foreign currency translation adjustment at March 31, 2014.  At March 31, 2014, no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the remaining years, the weighted average remaining period is 6.99 years.

	2014	2015	2016	2017	Beyond	Total
Asset:
Brazil distribution rights	$56,250	$75,000	$75,000	$75,000	$131,250	$412,500
Pure Guild brand rights	11,085	14,780	14,780	14,780	7,396	62,821
Mexican Customer list	77,625	103,500	103,500	103,500	399,843	787,968
	$144,960	$193,280	$193,280	$193,280	$538,489	$1,263,289

NOTE 7. – ACCRUED EXPENSES

Accrued expenses at March 31, 2014 and December 31, 2013 consist of:

	2014	2013
Accrued expenses:
Advertising and marketing	$8,264	$12,264
Commissions	25,265	261,151
Director services	7,500	18,750
Facilities	7,163	12,535
Fees / interest	—	21,003
Investor relations	396,532	390,703
Production materials	81,671	144,543
Personnel	52,000	70,000
Professional fees	10,000	15,000
	$588,395	$945,949

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2014 and December 31, 2013 consist of:

	2014	2013
Customer deposits	$78,138	$29,959
Credit cards	150,884	47,597
VAT Taxes payable	135,741	142,848
Current portion of long term debt	10,877	10,770
Insurance premium financing	—	4,770
Vendor financing	41,946	50,338
Bank credit	179,048	—
Vendor credit	112,564	—
Other	83,007	—
	$792,205	$286,282

NOTE 9. – DEBT FINANCING

Credit Facility - The Company is party to a credit facility which provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum which has been renewed with a reduced $1.0 million credit facility and expires June 30, 2014 . The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. As of March 31, 2014 and December 31, 2013, the Company had $477,058 and $582,383 outstanding, respectively and $139,293 available to borrow as of March 31, 2014 based on its advance formulas for qualified accounts receivable and eligible finished goods inventory.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

Principal payout over the life of the loan is as follows:

	2014	2015	2016	2017	Total
Current Portion of Long Term Debt	$9,019	$1,858	$—	$—	$10,877
Long Term Debt	—	9,571	12,127	12,869	34,567
Total	$9,019	$11,429	$12,127	$12,869	$45,444

NOTE 10. – COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.

•

The Company is party to a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida. The lease provides for monthly rent of $20,000 in the first six months and $27,000 per month thereafter. The lease term is for 22 months and expires in July 2014.  Management is currently in negotiation to renew the lease.

The Company accounts for its facility leases using the straight-line method and incurred $99,884 and $94,246 in total rent expense in the three months ended March 31, 2014 and 2013, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years are as follows:

	2014	2015	Total
Facility Leases:
Deerfield Beach, Florida (Production) (HQ)	$108,000	$—	$108,000
Ashville, North Carolina (Sales)	42,521	56,695	99,216
	$150,521	$56,695	$207,216

Pending and threatened litigation –

•

The Company has received several pending and threatened litigations from various suppliers typically over non-payment for goods or services. Such vendor disputes are typical in the normal course of business. The Company has vigorously disputed those claims on the grounds of the substandard materials or services provided. In 2011, we received 5 supplier claims for certain advertising, human resource and consulting matters that we are disputing and filing counter claims. We settled four of these claims in 2012 and structured payouts representing our estimate of the amount due of $8,264 and $22,264 at March 31, 2014 and December 31, 2013, respectively.  We intend to vigorously defend the remaining claim.

•

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida in 2012 by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. The claim was settled in April 2014 for 21,513 shares of common stock with a fair value of $40,000 on the date of the agreement. See Note 15.

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

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at March 31, 2014 totaled $1,540,951.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 – EQUITY

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

During the first quarter of 2014, the Company issued 8,000 shares to a distributor for achieving sales goals valued at $2.44  per share, which resulted in a sales allowance of $19,520. We also issued 208,000 shares in aggregate to two investor relations (“IR”) firms for services valued at $2.24 average per share or $464,960 in total. We also issued an aggregate of 3,750 shares to our three directors for services rendered valued at $2.22 average per share or $8,325 in total.

NOTE 12. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 38% of net revenue. Spectral DNC-N represents 9% of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2014-QTR and 2013-QTR. During 2014-QTR and 2013-QTR, our top ten customers generated 45% and 65% of our net revenue, respectively.

Sales to customers individually in excess of 10% of net revenue during 2014-QTR and their accounts receivable at March 31, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

H	$378,310	13%	$249,413	12%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. – SIGNIFICANT CUSTOMERS (Continued)

Sales to customers individually in excess of 10% of net revenue during 2013-QTR and their accounts receivable at March 31, 2013 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

B	$438,526	11%	$347,782	12%
F	$395,592	10%	$ 57,735	2%

NOTE 13. – SIGNIFICANT VENDORS

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

Purchases from significant vendors during 2014-QTR and their accounts payable at March 31, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$ 325,731	28%	$ 98,029	6%

Purchases from significant venders during 2013-QTR and their accounts payable at March 31, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$ 316,377	19%	$ 202,852	9%
C	$ 290,967	18%	$ 173,806	8%

NOTE 14. – GEOGRAPHIC REVENUE REPORTING

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

Information about the Company’s geographic operations for both 2014-QTR and 2013-QTR as follows:

	2014	2013
Net Revenue:
North America	$1,033,997	$3,038,796
International	1,650,967	926,569
	$2,684,964	$3,965,365

Furniture and Equipment, Net:
North America	$119,530	$157,343
International	103,128	120,356
	$222,658	$277,699

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. – SUBSEQUENT EVENTS

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida in 2012 by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. The claim was settled in April 2014 for 21,513 shares of common stock, which have not been issued as of the date of this report.

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

This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our condensed consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to condensed consolidated financial statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed consolidated financial statements:

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

Revenue Recognition – The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•	persuasive evidence of a sales arrangement exists,
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

Research and Development – The Company incurs formulation costs that include salaries, materials and consultant fees. These costs are classified as product development, selling and general and administrative expenses in the condensed consolidated statements of operations.

Results of Operations

Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

Revenues, net – Total net revenues decreased $1,280,401 or 32.3%, from $3,965,364 for the three months ended March 31, 2013 to $2,684,963 for the three months ended March 31, 2014. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 38% of total sales for each period. In addition, Spectral DNC-N represents approximately 9% of total sales for each period. There were no other products, which individually exceeded 5% of total sales.

Net revenue from our Mexican subsidiary increased 36.3% in 2014-QTR compared to 2013-QTR, accounting for $631,975 (23.5%) and $463,666 (11.7%) of consolidated net sales for the three months ended March 31, 2014 and 2013 respectively.  The increase in net revenue from our Mexican subsidiary only partially offset the overall decrease in net revenue.  The decrease is attributable to two key factors.  First, the effect of a one-time event in 2013-QTR where we recognized revenues of approximately $1.9 million of product ordered during December 2012 that we were unable to fulfill in 2012 and carried over to 2013, which were subsequently shipped during the three months ended March 31, 2013.  Second, sales generated from US operations were stable. Our modest growth would have been more significant, as evidenced by a $1.1 million in backorders in the order system at March 31, 2014 if two factors, which have subsequently been corrected, had not occurred.  First, our international initiative was slowed due to unforeseen delays in obtaining licenses and clearance from various international agencies in the target countries.  Second, the bulk of our capital infusion occurred at the end of December 2013, which did not provide enough time to improve or at times restore vendor relations and provide adequate lead time to complete 2014-QTR production.  Both these conditions have since been resolved.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 45% and 65% of our total revenues during the three months ended March 31, 2014 and March 31, 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $988,163 or 45%, from $2,190,681 (2013-QTR) to $1,202,517 (2014-QTR). The decrease was primarily related to the 32.3% decrease in sales which accounts for approximately $701,000 of the overall decrease in cost of goods sold.  The remaining decrease, was attributable to improved quality control which reduced compounding costs and wastage.  Improved formulations also improved efficacy and reduced production costs and associated defective returns.  The gross margin percentage for both periods were approximately 44.8% (2013-QTR) and 55.2% (2014-QTR), with US operations accounting for 82% (2013-QTR) and 76% (2014-QTR) of the gross margin dollars or approximately $1,461,395 (2013-QTR) and $1,120,545 (2014-QTR) with DS Mexico accounting for $313,288 or 18% (2013-QTR) and $361,901 or 24% (2014-QTR) of those gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $213,023 or 28% from $756,998 (2013-QTR) to $970,022 (2014-QTR). The increase was due to the following:

–	Increases of:

•	$69,570 for product development as a result of increased effort to optimize current products and develop new products,

•

$93,670 for freight and shipping costs, as a result of accommodations to customers that experienced significant delays and backorders in the fourth quarter of 2013, and also as a result of increased shipping of samples to potential customers to support 2014 projected sales growth, and

•

$100,790 for consulting and commissions, as a result of approximately $60,000 directly related to increase sales and staffing in Mexico to support increased sales, and the balance is associated with US operations to increase staffing to support planned growth in 2014.

–	The forgoing increases were partially offset primarily by the following decreases of:

•	$46,246 for marketing and promotion costs as a result of the timing of programs and certain strategy changes that reduced costs, and

•	$4,761 for other sales and marketing items.

General and Administrative Costs – General and administrative costs decreased $174,731 or 12%, from $1,508,675 (2013-QTR) to $1,333,944 (2014-QTR). The decrease is due to the following:

–	Decreases of:

•	$380,304 for bad debts which had substantial reductions in the reserve provided in December 2013,

•	$30,679 for licenses and permits as a result of timing and specific activity related license costs,

•

$64,417 in depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing certain intangibles of our Mexican operations in December 2013.  In addition, the Nutra Origin intangible, which was part of US operations, was fully impaired in December 2013 and accordingly, further reduced quarterly amortization, and

•	$48,829 for other general and administrative expenses.

–	The forgoing decreases were partially offset by the following increases of:

•

$218,383 for professional fees almost entirely due to investor relations services which was primarily stock based compensation incurred to improve market awareness, all other categories of professional fees, such as legal and accounting were essentially the same as the prior period,

•

$98,953 for personnel costs of which our Mexican operations accounted for approximately $36,000 of the increase due to expansion of its operations. The remaining portion of the increase is related to US operations, which increased as a result of a new employment agreement with our CEO, and

•	$32,162 for insurance, as a result of expanded coverage.

Liquidity and Capital Resources

We had cash of $1,995,270 and working capital of $3,935,698 at March 31, 2014. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Despite our losses since inception, we believe that by increasing our sales, gross profit margins, while maintaining our current operational structure and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital necessary to support expanding sales.  The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing operational costs and overhead.  We have historically satisfied our working capital requirements through the sale of common stock, advances from related parties and third parties and through our credit facility.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

As discussed in Note 8, we renewed our credit facility provided by a financial institution for $1 million. The credit facility provides for asset based lending collateralized by all of our assets. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility, as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum.  The $1.0 million credit facility and was renewed for 90 days until June 30, 2014. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand or in the event of default. At March 31, 2014, we have an outstanding balance of $477,058 under the credit facility. We had $139,293 available to borrow on the advance formulas for qualified accounts receivable and finished goods inventory at March 31, 2014.

As discussed in Note 11, under a Securities Purchase Agreement dated December 24, 2013, as amended (the “Securities Purchase Agreement”), the Company raised $3,144,000 under a private placement, to a series of investors.

Cash Flows for the Three Months Ended March 31, 2014

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2014 of $938,628. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of stock for services or depreciation and amortization, resulted in a net loss adjusted by noncash items of $814,392 which was partially offset by changes in operating assets and liabilities which also used cash of $124,236 as follows:

•	$775,198 provided by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•

$680,041 used by an increase in inventory component levels resulting from implementing a purchasing strategy at 130% of sales projections, in an effort to reduce or eliminate backorders and improve customer satisfaction,

•	$570,237 used by a decrease in accounts payable resulting from efforts to reduce outstanding vendor balances and restore normalized vendor relations,
•	$257,994 used by a decrease in accrued expenses as a result of reduction of certain accrued expenses such as commissions due to payments, and
•	$608,838 provided by net changes in other current assets and liabilities primarily as a result of increased liabilities associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $40,975 in net cash during the three months ended March 31, 2014. Net cash used is entirely the result of equipment purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities provided $74,816 in net cash during the three months ended March 31, 2014, primarily as a result of the following:

•	$105,326 used by from repayments net of advances under our asset based credit facility, and
•

$182,000 provided net of issuance cost from the second tranche our December 2013 private placement offering as a result of two investors completing their funding of pending subscriptions for the sale of common shares.

Financial Position

Total Assets – Our total assets decreased $673,854 or 6.9% from $9,714,592 as of December 31, 2013 to $9,040,737 as of March 31, 2014, primarily as a result of the cash used to repay creditors. There was a net decrease in current assets of $640,898 the components of which are discussed further below. The increase in total assets was also the result of an increase of $15,700 in furniture and equipment, net primarily due to purchases partially offset by depreciation; and a decrease of $48,657 in intangible assets due to amortization.

Current Assets – The net decrease in current assets of $640,898 was primarily associated with a decrease in cash of $877,676 primarily used to support operations along with a $622,322 decrease in accounts receivable. These decreases were partially offset by a $655,023 increase in inventory levels, and a $204,078 increase in prepaids and other current assets. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows:

Inventory – Inventory levels increased 24.2% from December 31, 2013 to March 31, 2014, as a result of efforts to replenish inventory in key components and in anticipation of higher sales in 2014.  Operations engaged in a purchase program in Q1 2014 to purchase at 130% of sales projections in an effort to reduce order backlog or backorders. .

Average inventory represents approximately 63% of COGS or over a seven month supply based on the sell through rate achieved for the three months ended March 31, 2014, resulting in an inventory turnover rate of 1.6 times. This reduction in turns is temporary while we ramp up key components to smooth production timing. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in Q4 2014, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure.

Accounts Receivable, net – Accounts receivable, net decreased $622,323 primarily as a result of strong collections of Q4 2013 sales along with a slowdown of the creation of new receivables resulting from slower production in Q1 2014 while inventory components were replenished, as previously discussed.

Prepaid Expenses and other current assets – Prepaid expenses increased 70.4%, primarily as a result of advances in stock for services.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In March 2013, FASB issued ASU 2013-05, “Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” an amendment which allows an entity to release cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This is effective for fiscal years and interim reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements or related disclosures.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The amendments in this update require that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except under a few limited circumstances. The amendments in this update do not require new recurring disclosures. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s condensed consolidated financial statements.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

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

Not applicable to Smaller Reporting Company.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d–15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the SEC and that such information is accumulated and communicated to management, including the CEO and CFO, in a manner to allow timely decisions regarding required disclosures.

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2013 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2014, our disclosure controls and procedures were still not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of March 31, 2014 that persist are as follows:

•

We did not have adequate staffing resources to provide appropriate review and supervision for all necessary areas and our general staff do not have the necessary training to perform appropriate analytical or review procedures.

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.
•

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We have demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  On March 29, 2014, the matter was settled and each party released the other from all claims related to the action. Under a settlement and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date.

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida in 2012 by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. The claim was settled in April 2014 for 21,513 shares of common stock.

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

During the first quarter of 2014, the Company issued 8,000 shares to a distributors for achieving sales goals valued at $2.44 per share, which resulted in a sales allowance of $19,520. We also issued 208,000 shares in aggregate to two IR firms for services valued at $2.24 average per share or $464,960 in total. We also issued 3,750 shares in total to our three directors for services rendered valued at $2.22 average per share or $8,325 in total.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
10.15	Amendment effective January 3, 2014 to Securities Purchase Agreement dated December 24, 2013 (filed on Form 8-K filed on January 6, 2014)
31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File *

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

Date: May 15, 2014	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer