Form 10-Q
period 2014-06-30
DS HEALTHCARE GROUP, INC.
filed 2014-08-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

There were 16,088,268 shares of common stock outstanding as of August 6, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$773,055	$2,872,946
Accounts receivable, net	2,097,171	2,229,329
Inventories	3,524,537	2,702,579
Prepaid expenses and other current assets	413,963	289,885
Total Current Assets	6,808,726	8,094,739

Furniture and Equipment, net	205,665	206,958
Intangible Assets, net	1,249,870	1,346,389
Other Assets	163,164	66,506

TOTAL ASSETS	$8,427,425	$9,714,592

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,603,722	$2,230,723
Accrued expenses	848,185	945,949
Credit facility	228,887	582,383
Other current liabilities	863,418	286,282
Total Current Liabilities	3,544,212	4,045,337

Long Term Debt, net of current portion	30,795	36,425

TOTAL LIABILITIES	3,575,007	4,081,762

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 300 million shares authorized: 16,088,268 and 15,843,005 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	16,088	15,843
Additional paid-in-capital	14,691,155	14,163,595
Stock subscription	(2,500)	(194,500)
Accumulated deficit	(9,786,540)	(8,307,420)
Accumulated comprehensive income	(27,355)	(12,462)
Total Shareholders' Equity	4,890,848	5,665,056
Non-Controlling Interest	(38,430)	(32,226)

Total Shareholders' Equity	4,852,418	5,632,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,427,425	$9,714,592

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Revenue	$3,744,434	$3,431,154	$6,429,397	$7,392,846

Cost of Goods Sold	1,802,898	1,830,068	3,005,416	4,017,077

Gross Profit	1,941,536	1,601,086	3,423,981	3,375,769

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	479,778	225,272	840,337	485,040
Other selling and marketing expenses	714,460	669,094	1,323,923	1,166,324
	1,194,238	894,366	2,164,260	1,651,364
General and administrative
Salary and personnel costs	557,058	472,945	1,141,741	958,676
Professional fees and consulting costs	472,549	371,543	1,057,774	738,385
Other general and administrative expenses	308,929	525,070	472,965	1,181,173
	1,338,536	1,369,558	2,672,480	2,878,234

Total operating costs and expenses	2,532,774	2,263,924	4,836,740	4,529,598

Operating Loss	(591,238)	(662,838)	(1,412,759)	(1,153,829)

Other (Expense) Income
Interest expense	(22,443)	(41,817)	(49,988)	(61,562)
Other	10,036	(55,954)	8,950	661

Total other (expense) income	(12,407)	(97,771)	(41,038)	(60,901)

Loss Before Income Taxes	(603,645)	(760,609)	(1,453,797)	(1,214,730)

Income Tax Expense	31,527	2,893	31,527	10,888

Net Loss	(635,172)	(763,502)	(1,485,324)	(1,225,618)

Net Loss Attributable to Non-Controlling Interest	(1,833)	(6,439)	(6,204)	(10,562)

Net Loss Attributable to Common Shareholders	$(633,339)	$(757,063)	$(1,479,120)	$(1,215,056)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,085,112	12,209,433	16,007,199	12,137,997
Loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.10)

Other Comprehensive Income:
Foreign currency translation adjustment	(40,439)	—	(14,893)	—
Comprehensive loss	$(673,778)	$(757,063)	$(1,494,013)	$(1,215,056)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,485,324)	$(1,225,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,909	185,567
Loss on disposal of fixed assets	2,468	—
(Recovery) provision for bad debts	(142,585)	142,567
(Recovery) provision for obsolete inventory	(168,917)	(38,870)
Stock issued for services	31,520	279,424
Changes in operating assets and liabilities:
Accounts receivable	274,742	(207,042)
Inventories	(653,041)	353,554
Prepaid expenses and other current assets	232,648	(158,976)
Accounts payable	(627,001)	262,809
Accrued expenses	(44,862)	(330,003)
Other current liabilities	577,137	130,426
Net cash used in operating activities	(1,858,306)	(606,162)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(50,359)	(33,978)
Purchase of injection molds	—	(35,139)
Proceeds from disposal of fixed asset	—	20,039
Advances / repayments related parties	—	(8,027)
Security deposits	—	4,801
Net cash used in investing activities	(50,359)	(52,304)

Cash Flows from Financing Activities:
Net (repayments) proceeds of credit facility	(353,496)	401,384
Proceeds of shareholders' loans	—	310,000
Repayment of loans and notes	(5,630)	(9,609)
Proceeds from sale of common stock	192,000	—
Less issuance cost	(10,000)	—
Net cash (used in) provided by financing activities	(177,126)	701,775

Effect of exchange rate changes on cash	(14,100)	5,587

(Decrease) increase in cash	(2,099,891)	48,896
Cash, Beginning of Period	2,872,946	412,488

Cash, End of Period	$773,055	$461,384

Supplemental Information:
Cash paid for interest	$49,988	$61,562
Supplemental Noncash Investing and Financing Activities
Stock issued to satisfy accrual	$5,000	$—

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Period From January 1, 2014 to June 30, 2014

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

January 1, 2014	—	$—	15,843,005	$15,843	$14,163,595	$(194,500)	$(8,307,420)	$(12,462)	$5,665,056	$(32,226)	$5,632,830

Shares Issued:
Sold to private investors			5,000	5	4,995				5,000		5,000
Less: Issuance costs
Private investment in public equity						192,000			192,000		192,000
Less: Issuance costs					(10,000)				(10,000)		(10,000)
For services
Investor relations			48,000	48	106,512				106,560		106,560
Settlement of claim			20,513	20	39,980				40,000		40,000
Distributor award			8,000	8	19,512				19,520		19,520
Consulting			160,000	160	358,240				358,400		358,400
Board of Directors			3,750	4	8,321				8,325		8,325

Other Comprehensive Income								(14,893)	(14,893)		(14,893)

2014 Net Loss (6 months)							(1,479,120)		(1,479,120)	(6,204)	(1,485,324)

June 30, 2014 (Unaudited)	—	$—	16,088,268	$16,088	$14,691,155	$(2,500)	$(9,786,540)	$(27,355)	$4,890,848	$(38,430)	$4,852,418

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

 NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2013-QTR	Three months ended June 30, 2013
2013-YTD 2014-QTR 2014-YTD	Six months ended June 30, 2013 Three months ended June 30, 2014 Six months ended June 30, 2014
VIE	Variable Interest Entity

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

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on form 10-K, filed with the SEC on April 4, 2014. In the opinion of management, all adjustments (consisting only of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of June 30, 2014 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations, for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2014.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At June 30, 2014 and December 31, 2013, the allowance for uncollectable accounts was $162,729 and $305,314, respectively, $210,000 and $210,000 respectively for defectives and product returns and $60,000 at both dates for advertising credits.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $48,263 and $49,631 in depreciation expense during 2014-YTD and 2013-YTD, respectively. Accumulated depreciation was $287,236 and $238,051 at June 30, 2014 and December 31, 2013, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $59,410 and $47,707 for 2014-QTR and 2013-QTR, respectively and $106,816 and $76,699 for 2014-YTD and 2013-YTD, respectively.

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

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these condensed consolidated financial statements except as disclosed.

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

Earnings Per Share

Basic earnings per share is computed by dividing net loss attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Warrants to purchase 253,893 shares of common stock and options 32,633 shares of common stock were excluded from the earnings per share calculation because they would be anti-dilutive.

NOTE 3. – LIQUIDITY

We have sustained operational losses since our inception. At June 30, 2014, we had an accumulated deficit of $9,786,540. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable which is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of June 30, 2014, we had $773,055 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company.  Some of these initiatives include: establishing an online store scheduled to become fully operational in the third quarter of 2014 and establishing a hair treatment clinic.  We have also begun shipping ingredients for a private label product to a Fortune 500 healthcare company and have taken steps to increase our domestic and international presence. Although we cannot predict our success with these products and or projects, all are currently under way and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

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

(unaudited)

NOTE 3. – LIQUIDITY (Continued)

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

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

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

NOTE 5. – INVENTORIES

Significant components of inventory at June 30, 2014 and December 31, 2013 consist primarily of:

	2014	2013

Bulk product and raw materials	$2,578,272	$1,930,848
Work in process	133,588	192,319
Merchandise inventory	893,338	965,127
Inventory in transit	300,142	164,005
Less: Allowance	(380,803)	(549,720)
	$3,524,537	$2,702,579

Management evaluated the inventory at June 30, 2014 and December 31, 2013 and reserved $380,803 and $549,720, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2014 and December 31, 2013 consist of:

	2014	2013
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(356,250)	(318,750)
Net distribution rights	393,750	431,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(99,960)	(92,570)
Net brand right	59,126	66,516

DS Mexico Customer list	932,000	932,000
Less: Accumulated amortization	(169,450)	(119,662)
Net customer list	762,550	812,338

Goodwill	34,444	36,285
	$1,249,870	$1,346,389

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years. $18,750 was amortized during both the three months ending June 30, 2014 and 2013, respectively.  $37,500 was amortized during both the six months ending June 30, 2014 and 2013, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $3,695 has been amortized during both the three months ending June 30, 2014 and 2013, respectively.  $7,390 has been amortized during both the six months ending June 30, 2014 and 2013, respectively.

DS Mexico Customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $25,418 and $7,707 of amortization expense in the three months ended June 30, 2014 and 2013, respectively.  $49,788 and $52,055 of amortization expense in the six months ended June 30, 2014 and 2013, respectively.

Goodwill – Also in connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The asset is not being amortized; however the Company will access the asset for impairment annually. At June 30, 2014, no impairment was considered necessary.

The following table represents the amortized cost of the various assets over the remaining years, the weighted average remaining period is 6.52 years.

	2014	2015	2016	2017	Beyond	Total
Asset:
Brazil distribution rights	$37,500	$75,000	$75,000	$75,000	$131,250	$393,750
Pure Guild brand rights	7,390	14,780	14,780	14,780	7,396	59,126
Mexican Customer list	51,750	103,500	103,500	103,500	400,300	762,550
	$96,640	$193,280	$193,280	$193,280	$538,946	$1,215,426

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 7. – ACCRUED EXPENSES

Accrued expenses at June 30, 2014 and December 31, 2013 consist of:

	2014	2013
Accrued expenses:
Advertising and marketing	$—	$12,264
Commissions	179,520	261,151
Deferred commissions	86,658	—
Director services	11,250	18,750
Facilities	1,791	12,535
Fees / interest	—	21,003
Freight	53,757	—
Investor relations	---	157,200
Legal	20,000	—
Production materials	81,671	144,543
Personnel	17,000	70,000
Warehouse	15,148	—
Obligation to issue shares for financial consulting services	381,390	248,503
	$848,185	$945,949

NOTE 8. – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2014 and December 31, 2013 consist of:

	2014	2013
Customer deposits	$92,952	$29,959
Credit cards	273,201	47,597
VAT Taxes payable	149,497	142,848
Current portion of long term debt	11,094	10,770
Insurance premium financing	—	4,770
Vendor financing	252,046	50,338
Other current liabilities	84,628	—
	$863,418	$286,282

NOTE 9. – DEBT FINANCING

Credit Facility - The Company is party to a credit facility which provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum which has been renewed with a reduced $200,000 credit facility and expires August 15, 2014. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. As of June 30, 2014 and December 31, 2013, the Company had $228,887 and $582,383 outstanding, respectively.  As of June 30, 2014, the Company had $0 available to borrow.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 9. – DEBT FINANCING (Continued)

Principal payout over the life of the loan is as follows:

	2014	2015	2016	2017	Total
Current Portion of Long Term Debt	$5,465	$5,629	$—	$—	$11,094
Long Term Debt	—	5,800	12,127	12,868	30,795
Total	$5,465	$11,429	$12,127	$12,868	$41,889

NOTE 10. – COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.  Effective June 30, 2014 the Company has relocated this office to its Florida headquarters and is in negotiations with the landlord to formalize the lease termination.

•

The Company was party to a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida, which expires in July 2014.  On June 25, 2014, commencing August 1, 2014, the Company completed negotiations for a new lease for the same Deerfield Beach location. The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019.  The lease provides for annual increases in the monthly base rent of $0.24- $0.27 per square foot.

The Company’s Mexican facility leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires in July 2015.  The leases provide for monthly rent of $3,153.

The Company accounts for its facility leases using the straight-line method and incurred $98,638 and $81,674 in total rent expense in the three months ended June 30, 2014 and 2013, respectively. The Company incurred $198,522 and $190,347 in total rent expense in the six months ended June 30, 2014 and 2013, respectively.

The Company is committed to lease payments over the next five years are as follows:

	2014	2015	2016	2017	2018	Beyond	Total
Facility Leases:
Deerfield, Fl (HQ/Production)	$200,600	$421,584	$433,656	$446,222	$459,282	$272,456	$2,233,800
Ashville, NC (Sales)	28,347	56,695	—	—	—	—	85,042
Mexico City, Mexico (Sales)	8,678	5,786	—	—	—	—	14,464
	$237,625	$484,065	$433,656	$446,222	$459,282	$272,456	$2,333,306

Pending and threatened litigation –

We and our chief executive officer, individually, were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida in 2012 by a former contractor claiming wrongful termination. Plaintiff’s complaint alleges $85,000 in back salary, performance bonus and a 40,000 share grant. The claim was settled in April 2014 for 21,513 shares of common stock with a fair value of $40,000 on the date of the agreement. See Note 11.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

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

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at June 30, 2014 totaled $1,336,781.

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

Under a Securities Purchase Agreement dated December 24, 2013, as amended (the “Securities Purchase Agreement”), the Company sold 1,965,000 shares under a private placement, to a series of investors under a Securities Purchase Agreement at $1.60 per share for a total of $3,144,000. Fees were paid to a registered broker-dealer and legal counsel resulting in issuance costs of $151,051.  Under the Securities Purchase Agreement, the Company has agreed to restrict the issuance of shares of Common Stock or common stock equivalents for a period of approximately nine months from the closing date, subject to certain exceptions.  In addition, subject to certain exceptions, if during a period of twelve months from the closing date of the Securities Purchase Agreement, the Company issues additional shares of Common Stock or common stock equivalents (the “Additional Shares”) at a purchase, exercise or conversion price less than $1.60 (such price subject to adjustment for splits, recapitalizations and reorganizations), then the Company shall issue additional shares of Common Stock to the purchasers so that the effective purchase price per share paid for the Common Stock shall be the same per share purchase, exercise or conversion price of the Additional Shares; provided, however, the Additional Shares, when aggregated with all issuances under the Securities Purchase Agreement, shall not exceed 19.99% of the issued and outstanding Common Stock of the Company immediately prior to the closing date of the Securities Purchase Agreement.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 11 – EQUITY (Continued)

During the first quarter of 2014, the Company issued 8,000 shares of common stock to distributors for achieving sales goals valued at $2.44 per share, which resulted in a sales allowance of $19,520. We also issued 208,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $2.24 average per share or $464,960 in total. We also issued 5,000 shares of common stock to an investor to settle overpayment.  We also issued an aggregate of 3,750 shares of common stock to our three directors for services rendered valued at $2.22 average per share or $8,325 in total.

During the second quarter of 2014, the Company issued 20,513 shares of common stock in settlement of a lawsuit originated by a former employee valued at $1.95 per share, which resulted in an expense of $40,000.

NOTE 12. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 40% of net revenue. Spectral DNC-N represents 8% of net revenue and Polaris NR10 and NR08 each represent 6% of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2014-QTR and 2013-QTR. During 2014-YTD and 2013-YTD, our top ten customers generated 61% and 49% of our net revenue, respectively.

Sales to customers individually in excess of 10% of net revenue during 2014-YTD and their accounts receivable at June 30, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$1,010,871	14%	$133,090	5%

There were no sales to customers individually in excess of 10% of net revenue during 2013-YTD.

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

Purchases from significant vendors during 2014-YTD and their accounts payable at June 30, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$ 567,814	21%	$ 87,101	5%

Purchases from significant venders during 2013-YTD and their accounts payable at June 30, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$ 454,422	18%	$ 304,804	12%
C	$ 394,002	16%	$ 77,073	3%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Information about the Company’s geographic operations for both 2014-YTD and 2013-YTD as follows:

	2014	2013
Net Revenue:
North America	$2,629,177	$4,862,899
International	3,800,220	2,529,947
	$6,429,397	$7,392,846

Furniture and Equipment, Net:
North America	$109,664	$126,685
International	96,001	131,344
	$205,665	$258,029

NOTE 15. – SUBSEQUENT EVENTS

On July 15, 2014, the Company has extended its credit line until August 15, 2014. The line limit has been set to a maximum of $200,000 and under the terms of the extension the loan must repaid in full on the expiration date.

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

Results of Operations

Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

Revenues, net – Total net revenues increased $313,280 or 9.1%, from $3,431,154 for the three months ended June 30, 2013 to $3,744,434 for the three months ended June 30, 2014. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 40% of total sales for the period. In addition, Spectral DNC-N represents approximately 8% of total sales for each period. There were no other products, which individually exceeded 5% of total sales.

Net revenue from our Mexican subsidiary increased 14.4% in 2014-QTR compared to 2013-QTR, accounting for $972,202 (26.0%) and $849,469 (24.8%) of consolidated net sales for the three months ended June 30, 2014 and 2013 respectively. The increase in net revenue from our Mexican subsidiary contributed significantly to the overall increase in net revenue. The increase in overall revenue is also attributable to increased sell-through in foreign markets. Sales generated from US operations have declined due to two key factors.  First, we ended the quarter on June 30, 2014 with approximately $1 million in backorders and open orders in the system, orders which customers have agreed to pick up in the third quarter due to our timing in completing their orders, these orders have since been shipped and the issue of continuous backorders has improved dramatically. Second, our international initiative, while growing, has slowed due to unforeseen delays in obtaining licenses and clearance from various international agencies in the target countries. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 51% and 42% of our total revenues during the three months ended June 30, 2014 and June 30, 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $27,170 or 1.5%, from $1,830,068 (2013-QTR) to $1,802,898 (2014-QTR). Our $193,700 recovery of our obsolescence reserve accounted for all of the decrease difference. We have begun additional cost cutting efforts at the end of 2014-QTR that included payroll reductions and restructuring to improve production efficiency. Negotiating improved cost from suppliers and salvaging previously wasted components. We also have been improving formulations to improve efficacy and reduced production costs. Consequently the gross margin has improved from 46.7% (2013-QTR) to 51.9% (2014-QTR), with US operations accounting for $1,082,940 or 68% (2013-QTR) and $1,371,882 or 71% (2014-QTR) of the gross margin dollars with DS Mexico accounting for $518,145 or 32% (2013-QTR) and $596,654 or 29% (2014-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $299,872 or 34% from $894,366 (2013-QTR) to $1,194,238 (2014-QTR). The increase was due to the following:

–	Increases of:

•

$221,304 for freight and shipping costs, as a result of increased sales to international and foreign customers. We have also in some cases accommodated customers that experienced delays and backorders in the first quarter of 2014, and also as a result of increased shipping of samples to potential customers to support 2014 projected sales growth,

•

$254,506 for consulting and commissions, as a result of approximately $48,538 directly related to increase sales and staffing in Mexico to support increased sales, and the balance is associated with US operations to increase staffing to support planned growth in 2014 and 2015, and

•	13,208 for other sales and marketing items.

–	The forgoing increases were partially offset primarily by the following decreases of:

•	$163,105 for marketing and promotion costs as a result of reduced advertising and promotion programs and certain strategy changes that reduced costs, and

•	$26,041 for travel and entertainment as a result of certain strategy changes that reduced costs.

General and Administrative Costs – General and administrative costs decreased $31,022 or 2%, from $1,369,558 (2013-QTR) to $1,338,536 (2014-QTR). The decrease is due to the following:

–

Decreases of:

•

$78,350 in depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing certain intangibles of our Mexican operations in December 2013.  In addition, the Nutra Origin intangible asset, which was part of US operations, was fully impaired in December 2013 and accordingly, further reduced quarterly amortization,

•

$68,136 for license and permits as a result of lower NASDAQ listing fees, and

•

$69,655 for other general and administrative expenses.

–

The forgoing decreases were partially offset by the following increases of:

•

$101,006 for professional fees in part was due stock based compensation at times in lieu of cash compensation, all other categories of professional fees, such as legal and accounting were essentially the same as the prior period, and

•

$84,113 for personnel costs of which our Mexican operations accounted for approximately $91,410 of the increase due to expansion of its operations. The remaining portion of the increase is related to a decrease in US operations cost that include management and administrative personnel.

Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

Revenues, net – Total net revenues decreased $963,449 or 13.0%, from $7,392,846 for the six months ended June 30, 2013 to $6,429,397 for the six months ended June 30, 2014. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 40% of total sales for the period. In addition, Spectral DNC-N represents approximately 8% of total sales for each period. There were no other products, which individually exceeded 5% of total sales.

Net revenue from our Mexican subsidiary increased 22.2% in 2014-YTD compared to 2013-YTD, accounting for $1,604,177 (25.0%) and $1,313,135 (17.8%) of consolidated net sales for the six months ended June 30, 2014 and 2013 respectively. The increase in net revenue from our Mexican subsidiary contributed significantly to reducing the overall decrease in net revenue. The increase in overall revenue is attributable to increased sell-through in foreign markets. Sales generated from US operations have declined due to two key factors.  First, we ended the quarter on June 30, 2014 with approximately $1 million in backorders and open orders in the system, orders which customers have agreed to pick up in the third quarter due to our timing in completing their orders, these orders have since been shipped and the issue of continuous backorders has improved dramatically. Second, our international initiative, while growing, has slowed due to unforeseen delays in obtaining licenses and clearance from various international agencies in the target countries. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 51% and 42% of our total revenues during the six months ended June 30, 2014 and June 30, 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $1,011,661 or 25%, from $4,017,077 (2013-YTD) to $3,005,416 (2014-YTD). The decrease in cost of goods sold reflects $168,917 reduction in the obsolescence reserve and approximately $320,583 cost cutting initiatives were achieved in the 3 months ended March 31, 2014. Cost cutting efforts in the three months ended June 30, 2014 were negated by one time charges associated with increased production and delivery costs incurred in addressing the order backlog. The cost cutting efforts initiated in late 2014-QTR included additional payroll reductions and department restructuring to improve production efficiency. Negotiating improved cost from suppliers and salvaging previously wasted components. We also have been improving formulations to improve efficacy and reduced production costs. Consequently the gross margin has improved from 45.7% (2013- YTD) to 53.3% (2014-YTD), with US operations accounting for $2,544,336 or 75% (2013-YTD) and $2,492,426 or 73% (2014-YTD) of the gross margin dollars with DS Mexico accounting for $831,433 or 25% (2013-YTD) and $931,555 or 27% (2014-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $512,896 or 31% from $1,651,364 (2013-YTD) to $2,164,260 (2014-YTD). The increase was due to the following:

–	Increases of:

•

$314,974 for freight and shipping costs, as a result of increased sales to international and foreign customers. We have also in some cases accommodated customers that experienced delays and backorders in the first and second quarter of 2014, and also as a result of increased shipping of samples to potential customers to support 2014 projected sales growth,

•

$355,296 for consulting and commissions, as a result of approximately $115,416 directly related to increase sales and staffing in Mexico to support increased sales, and the balance is associated with US operations to increase staffing to support planned growth in 2014 and 2015,

•	$81,278 for product development, and

•	$4,634 for other sales and marketing items.

–	The forgoing increases were partially offset primarily by the following decreases of:

•	$209,351 for marketing and promotion costs as a result of reduced programs and certain strategy changes that reduced costs, and

•	$33,935 for travel and entertainment as a result of certain strategy changes that reduced costs.

General and Administrative Costs – General and administrative costs decreased $205,754 or 7%, from $2,878,234 (2013-YTD) to $2,672,480 (2014-YTD). The decrease is due to the following:

–	Decreases of:

•

$142,767 in depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing certain intangibles of our Mexican operations in December 2013.  In addition, the Nutra Origin intangible, which was part of US operations, was fully impaired in December 2013 and accordingly, further reduced quarterly amortization,

•	$378,562 for bad debt as a result of improved customer terms and conditions and tighter credit policies,

•	$98,815 for license and permits and NASDAQ listing fees, and

•	$88,063 for other general and administrative expenses.

–	The forgoing decreases were partially offset by the following increases of:

•

$319,389 for professional fees which in part was due stock based compensation at times in lieu of cash compensation, in addition we have increased our infrastructure to support our growing sales. We have also incurred an increased in our investor relations services program which was primarily stock based compensation incurred to improve market awareness, all other categories of professional fees, such as legal and accounting were essentially the same as the prior period, and

•

$183,064 for personnel costs of which our Mexican operations accounted for approximately $127,637 of the increase due to expansion of its operations. The remaining portion of the increase is related to US operations that include management and administrative personnel.

Liquidity and Capital Resources

We had cash of $773,055 and working capital of $3,264,514 at June 30, 2014. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Despite our losses since inception, we believe that by increasing our sales, gross profit margins, while maintaining and better optimizing our current operational structure and administrative expenses, we can minimize the cash needed to support our current operations. Our largest consumption of cash is the working capital necessary to support expanding sales. The sale of additional equity or debt securities, if convertible, will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing and streamlining our operational costs and overhead. We have historically satisfied our working capital requirements through the sale of common stock, advances from related parties and third parties and through our credit facility. We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

As discussed in Note 9, Credit Facility - The Company is party to a credit facility which provides for asset based lending collateralized by all assets of the Company. Advances are based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility as amended, provides for interest and bank fees, which currently aggregate to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum which has been renewed with a reduced $200,000 credit facility and expires August 15, 2014. The credit facility is personally guaranteed by our Chief Executive Officer and, under certain conditions, may be called upon demand. As of June 30, 2014 and December 31, 2013, the Company had $228,887 and $582,383 outstanding, respectively.  As of June 30, 2014, the Company had $0 available to borrow.

Cash Flows for the Six Months Ended June 30, 2014

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2014 of $1,858,306. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of stock for services or depreciation and amortization, resulted in a net loss adjusted by noncash items of $1,617,928 which in addition to changes in operating assets and liabilities which also used cash of $240,378 as follows:

•	$274,742 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•

$653,041 used by an increase in inventory component levels resulting from implementing a purchasing strategy at 130% of sales projections, in an effort to reduce or eliminate backorders and improve customer satisfaction,

•	$627,001 used by a decrease in accounts payable resulting from efforts to reduce outstanding vendor balances and restore normalized vendor relations,
•	$44,862 used by a decrease in accrued expenses as a result of reduction of certain accrued expenses such as commissions due to payments, and
•	$809,784 provided by net changes in other current assets and liabilities primarily as a result of increased liabilities associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $50,359 in net cash during the six months ended June 30, 2014. Net cash used is entirely the result of equipment purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities used $177,126 in net cash during the six months ended June 30, 2014, primarily as a result of the following:

•	$353,496 used by repayments net of advances under our asset based credit facility, and
•

$182,000 provided net of issuance cost from the second tranche our December 2013 private placement offering as a result of two investors completing their funding of pending subscriptions for the sale of common shares.

Financial Position

Total Assets – Our total assets decreased $1,287,167 or 13.2% from $9,714,592 as of December 31, 2013 to $8,427,425 as of June 30, 2014, primarily as a result of the cash used to repay creditors and increase inventory components. There was a net decrease in current assets of $1,286,013 the components of which are discussed further below. The increase in total assets was also the result of a decrease of $1,293 in furniture and equipment, net primarily due to purchases partially offset by depreciation; and a decrease of $96,519 in intangible assets due to amortization.

Current Assets – The net decrease in current assets of $1,286,013 was primarily associated with a decrease in cash of $2,099,891 primarily used to support operations along with a $132,158 decrease in accounts receivable. These decreases were partially offset by an $821,958 increase in inventory levels, and a $124,078 increase in prepaids and other current assets. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows:

Inventory – Inventory levels increased 30.4% from December 31, 2013 to June 30, 2014, as a result of efforts to replenish inventory in key components and in anticipation of higher sales in the later half 2014.  Operations engaged in a purchase program in Q1 2014 to purchase at 130% of sales projections in an effort to reduce order backlog or backorders.

Average inventory represents approximately 52% of COGS or over a six month supply based on the sell through rate achieved for the six months ended June 30, 2014, resulting in an inventory turnover rate of 1.9 times. This inventory turn rate should improve as we ramp up key components to smooth production timing. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in Q4 2014, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure.

Accounts Receivable, net – Accounts receivable, net decreased $132,158 primarily as a result of strong collections of Q1 2014 sales along with a slowdown of the creation of new receivables resulting from slower production in Q1 2014 while inventory components were replenished, as previously discussed.

Prepaid Expenses and other current assets – Prepaid expenses increased 42.8%, primarily as a result of advances in stock for services.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's condensed consolidated financial position and results of operations.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2013 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of June 30, 2014, our disclosure controls and procedures were still not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of June 30, 2014 that persist are as follows:

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
•

We did not maintain a fully automated financial consolidation and reporting system and as a result, extensive manual analysis, reconciliations and adjustments were required in order to produce financial statements for external reporting purposes.

Plans for Remediation of Material Weaknesses

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue throughout 2014, as financial resources permit. The Company has hired a Controller in March 2014 and plans to hire a full-time Chief Financial Officer, both of whom who will be on-site. The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non- accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2014, the Company issued 20,513 shares of common stock in settlement of a lawsuit originated by a former employee valued at $1.95 per share, which resulted in an expense of $40,000.

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

Date: August 14, 2014	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer