Form 10-Q
period 2014-09-30
DS HEALTHCARE GROUP, INC.
filed 2014-11-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

There were 16,142,268 shares of common stock outstanding as of November 12, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash	$493,947	$2,872,946
Accounts receivable, net	1,923,329	2,229,329
Inventories	3,605,081	2,702,579
Prepaid expenses and other current assets	276,367	289,885
Total Current Assets	6,298,724	8,094,739

Furniture and Equipment, net	245,694	206,958
Intangible Assets, net	1,202,006	1,346,389
Other Assets	136,485	66,506

TOTAL ASSETS	$7,882,909	$9,714,592

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,261,883	$2,230,723
Accrued expenses	982,841	945,949
Credit facility	-	582,383
Other current liabilities	747,259	286,282
Total Current Liabilities	2,991,983	4,045,337

Long Term Debt, net of current portion	27,918	36,425

TOTAL LIABILITIES	3,019,901	4,081,762

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value, 300 million shares authorized: 16,142,268 and 15,843,005 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16,142	15,843
Additional paid-in-capital	14,776,754	14,163,595
Stock subscription	(2,500)	(194,500)
Accumulated deficit	(9,841,037)	(8,307,420)
Accumulated comprehensive income	(47,921)	(12,462)
Total Shareholders' Equity	4,901,438	5,665,056
Non-Controlling Interest	(38,430)	(32,226)

Total Shareholders' Equity	4,863,008	5,632,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,882,909	$9,714,592

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Revenue	$3,278,117	$3,200,189	$9,707,504	$10,593,035

Cost of Goods Sold	813,671	1,437,763	3,819,078	5,454,840

Gross Profit	2,464,446	1,762,426	5,888,426	5,138,195

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	320,594	463,105	1,160,930	948,146
Other selling and marketing expenses	591,751	718,792	1,915,675	1,885,116
	912,345	1,181,897	3,076,605	2,833,262
General and administrative
Salary and personnel costs	610,998	488,113	1,752,738	1,446,789
Professional fees and consulting costs	592,444	419,180	1,650,219	1,157,566
Other general and administrative expenses	465,365	455,048	938,330	1,636,220
	1,668,807	1,362,341	4,341,287	4,240,575

Total operating costs and expenses	2,581,152	2,544,238	7,417,892	7,073,837

Operating Loss	(116,706)	(781,812)	(1,529,466)	(1,935,642)

Other Income (Expense)
Loss on conversion of debt	—	(289,600)	—	(289,600)
Interest expense	(8,888)	(23,327)	(58,876)	(84,888)
Other	57,766	23,357	66,715	24,018

Total other income (expense)	48,878	(289,570)	7,839	(350,470)

Loss Before Income Taxes	(67,828)	(1,071,382)	(1,521,627)	(2,286,112)

Income Tax (Benefit) Expense	(13,332)	(16,571)	18,194	(5,683)

Net Loss	(54,496)	(1,054,811)	(1,539,821)	(2,280,429)

Net Loss Attributable to Non-Controlling Interest	—	(1,405)	(6,204)	(11,966)

Net Loss Attributable to Common Shareholders	$(54,496)	$(1,053,406)	$(1,533,617)	$(2,268,463)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,091,202	12,557,240	16,035,509	12,303,089
Loss per share	$0.00	$(0.08)	$(0.10)	$(0.19)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(20,567)	$(18,754)	$(35,459)	$(13,167)
Comprehensive loss	$(75,063)	$(1,072,160)	$(1,569,076)	$(2,281,630)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,539,821)	$(2,280,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,426	283,730
Amortization of deferred issuance costs	—	47,908
Loss on disposal of fixed assets	7,305	5,126
(Recovery) provision for bad debts	(60,303)	319,756
(Recovery) provision for obsolete inventory	(214,775)	12,527
Stock issued for services	117,173	467,345
Loss on extinguishment of debt	—	289,600
Changes in operating assets and liabilities:
Accounts receivable	366,303	3,622
Inventories	(687,727)	879,024
Prepaid expenses and other current assets	322,405	(148,950)
Accounts payable	(968,840)	(39,913)
Accrued expenses	176,452	(263,330)
Other current liabilities	460,977	73,409
Net cash used in operating activities	(1,803,425)	(350,575)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(126,506)	(41,018)
Purchase of injection molds	—	(35,139)
Proceeds from disposal of fixed asset	—	20,039
Purchase of brand rights related parties	—	(4,307)
Security deposits	(12,141)	10,801
Purchase of Mexican customer list	—	19,727
Net cash used in investing activities	(138,647)	(29,897)

Cash Flows from Financing Activities:
Net (repayments) proceeds of credit facility	(582,383)	127,430
Proceeds of shareholders' loans	—	310,000
Repayment of loans and notes	(8,507)	(95,335)
Repayments of related parties	—	17,973
Proceeds from sale of stock subscription	—	10,000
Proceeds from sale of common stock	192,000	406,300
Less issuance cost	(10,000)	(31,260)
Net cash (used in) provided by financing activities	(408,890)	745,108

Effect of exchange rate changes on cash	(28,037)	(13,167)

(Decrease) increase in cash	(2,378,999)	351,469
Cash, Beginning of Period	2,872,946	412,488

Cash, End of Period	$493,947	$763,957

Supplemental Information:
Cash paid for interest	$49,988	$—
Cash paid for taxes	$—	$—
Supplemental Noncash Investing and Financing Activities
Stock issued to satisfy accrual	$5,000	—
Conversion of shareholder loans to equity	$—	$843,600
Conversion of preferred shares to common shares	$—	$5,500

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Period From January 1, 2014 to September 30, 2014

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

January 1, 2014	—	$—	15,843,005	$15,843	$14,163,595	$(194,500)	$(8,307,420)	$(12,462)	$5,665,056	$(32,226)	$5,632,830

Shares Issued:
Sold to private investors			5,000	5	4,995				5,000		5,000
Private investment in public equity						192,000			192,000		192,000
Less: Issuance costs					(10,000)				(10,000)		(10,000)
For services
Investor relations			48,000	48	106,512				106,560		106,560
Settlement of claim			74,513	74	125,579				125,653		125,653
Distributor award			8,000	8	19,512				19,520		19,520
Consulting			160,000	160	358,240				358,400		358,400
Board of Directors			3,750	4	8,321				8,325		8,325

Other Comprehensive Income								(35,459)	(35,459)		(35,459)

2014 Net Loss (9 months)							(1,533,617)		(1,533,617)	(6,204)	(1,539,821)

September 30, 2014 (Unaudited)	—	$—	16,142,268	$16,142	$14,776,754	$(2,500)	$(9,841,037)	$(47,921)	$4,901,438	$(38,430)	$4,863,008

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

 NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2013-QTR	Three months ended September 30, 2013
2013-YTD	Nine months ended September 30, 2013
2014-QTR	Three months ended September 30, 2014
2014-YTD	Nine months ended September 30, 2014
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”, ”DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products. We currently offer products within the following broad product categories:  Hair Care, Skin Care and Personal Care.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The condensed consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to US GAAP.

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the condensed consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC and Wally Group, LLC, an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on form 10-K, filed with the SEC on April 4, 2014. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of September 30, 2014 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2014.

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

Cash

The Company maintains its cash in financial institutions located in the United States and Mexico. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At September 30, 2014 and December 31, 2013, the allowance for uncollectable accounts was $245,011 and $305,314, respectively, $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The Company recorded $73,837 and $77,049 in depreciation expense during 2014-YTD and 2013-YTD, respectively. Accumulated depreciation was $300,604 and $238,051 at September 30, 2014 and December 31, 2013, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $51,468 and $60,339 for 2014-QTR and 2013-QTR, respectively and $209,445 and $137,039 for 2014-YTD and 2013-YTD, respectively.

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

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 286,526 shares as of September 30, 2014 and 2013.

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At September 30, 2014, we had an accumulated deficit of $9,841,037. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of September 30, 2014, we had $493,947 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014 generating $58,504 in net revenue and establishing a hair treatment clinic which is scheduled to open late November 2014. We are also renegotiating our arrangements for providing a private label product to a Fortune 500 healthcare company and have taken steps to increase our domestic and international presence. Although we cannot predict our success with these products or projects, all are currently under way and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•

We completed an operational budget for 2014 that sets changes in our processes to focus on profitability in fourth quarters of 2014.  We are also implementing a feedback process with improved interdepartmental communication.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 3. – LIQUIDITY and GOING CONCERN (Continued)

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

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This ASU requires management to assess every reporting period whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments define that substantial doubt exists when relevant conditions and events, considered in aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued.  When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should disclose: (1) principal conditions or events that raised substantial doubt; and (2) management’s evaluation of the significance of those events.  Further, management should also consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. If so, management should disclose information that enables users to understand those plans that alleviated the substantial doubt.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

NOTE 5. – INVENTORIES

Significant components of inventory at September 30, 2014 and December 31, 2013 consist primarily of:

	2014	2013

Bulk product and raw materials	$2,604,956	$1,930,848
Work in process	84,198	192,319
Merchandise inventory	1,123,945	965,127
Inventory in transit	126,927	164,005
Less: Allowance	(334,945)	(549,720)
	$3,605,081	$2,702,579

Management evaluated the inventory at September 30, 2014 and December 31, 2013 and reserved $334,945 and $549,720, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2014 and December 31, 2013 consist of:

	2014	2013
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(375,000)	(318,750)
Net distribution rights	375,000	431,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(103,657)	(92,570)
Net brand rights	55,429	66,516

DS Mexico customer list	932,000	932,000
Less: Accumulated amortization	(194,867)	(119,662)
Net customer list	737,133	812,338

Goodwill	34,444	36,285
	$1,202,006	$1,346,389

Brazilian distribution rights – During 2009, the Company issued 300,000 shares of common stock to a Brazilian distributor in exchange for a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years. $18,750 was amortized during both the three months ending September 30, 2014 and 2013, respectively.  $56,250 was amortized during both the nine months ending September 30, 2014 and 2013, respectively.

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

During the second quarter of 2012, we acquired the remaining 50% ownership of the Pure Guild brand from our customer/distributor in exchange for release from the exclusive supplier agreement so that we may pursue promotion of the brand through our existing distributor network. As a convenience, we also accepted return of their remaining Pure Guild inventory, which amounted to $50,000, based on the original sales price. Because we have begun to revitalize the brands position in the market, we will modify the amortization term to appropriately reflect the remaining unamortized brand rights combined with the additional brand rights acquired, to 6 years. $3,695 has been amortized during both the three months ending September 30, 2014 and 2013, respectively.  $11,087 has been amortized during both the nine months ending September 30, 2014 and 2013, respectively.

DS Mexico customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $25,418 and $25,417 of amortization expense in the three months ended September 30, 2014 and 2013, respectively.  $75,205 and $73,558 of amortization expense in the nine months ended September 30, 2014 and 2013, respectively.

Goodwill – Also in connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The asset is not being amortized; however the Company will access the asset for impairment annually. At September 30, 2014, no impairment was considered necessary.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 6. – INTANGIBLE ASSETS (Continued)

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 6.24 years.

	2014	2015	2016	2017	Beyond	Total
Asset:
Brazil distribution rights	$18,750	$75,000	$75,000	$75,000	$131,250	$375,000
Pure Guild brand rights	3,695	14,780	14,780	14,780	7,394	55,429
Mexican Customer list	25,875	103,500	103,500	103,500	400,758	737,133
	$48,320	$193,280	$193,280	$193,280	$539,402	$1,167,562

NOTE 7. – ACCRUED EXPENSES

Accrued expenses at September 30, 2014 and December 31, 2013 consist of:

	2014	2013
Advertising and marketing	$—	$12,264
Commissions	252,976	261,151
Deferred commissions	52,837	—
Director services	15,000	18,750
Facilities	4,120	12,535
Fees / interest	—	21,003
Investor relations	557,066	405,703
Legal	27,480	—
Production materials	50,000	144,543
Personnel	5,483	70,000
Warehouse	17,879	—
	$982,841	$945,949

Investor relations – The reported amount is related to various agreements, dating back to August 2013, to perform investor relations services.  The services are payable in shares of our common stock, valued based on the day the services were deemed completed and the right to receive shares were earned.  The obligation may be settled in cash or the issuance of 342,154 shares of our common stock, at the Company’s discretion.

NOTE 8. – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2014 and December 31, 2013 consist of:

	2014	2013
Customer deposits	$112,227	$29,959
Credit cards	205,271	47,597
Marketing and promotional programs	146,588	—
VAT Taxes payable	126,100	142,848
Current portion of long term debt	11,260	10,770
Insurance premium financing	—	4,770
Vendor financing	25,174	50,338
Warehouse wages	16,873	—
Advance for vehicle purchases	19,112	—
Promotional gift cards	1,859	—
Other current liabilities	82,795	—
	$747,259	$286,282

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 9. – DEBT FINANCING

Credit Facility – During 2013 and through August 15, 2014, the Company was party to a credit facility which provided for asset based lending collateralized by all assets of the Company. The credit facility provided for advances based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory and provided for interest and bank fees, which aggregated to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum.  The credit facility was paid in full on August 15, 2014.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

Principal payout over the life of the loan is as follows:

	2014	2015	2016	2017	Total
Current Portion of Long Term Debt	$2,753	$8,507	$—	$—	$11,260
Long Term Debt	—	2,922	12,127	12,869	27,918
Total	$2,753	$11,429	$12,127	$12,869	$39,178

NOTE 10. – COMMITMENTS AND CONTINGENCIES

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.  Effective September 30, 2014 the Company has relocated this office to its Florida headquarters and is in negotiations with the landlord to formalize the lease termination.

•

The Company was party to a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida, which expired in July 2014. On June 25, 2014, commencing August 1, 2014, the Company completed negotiations for a new lease for the same Deerfield Beach location. The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019. The lease provides for annual increases in the monthly base rent of $0.24- $0.27 per square foot.

The Company’s Mexican facility leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires in July 2015.  The leases provide for monthly rent of $1,408.

The Company accounts for its facility leases using the straight-line method and incurred $74,605 and $38,226 in total rent expense in the three months ended September 30, 2014 and 2013, respectively. The Company incurred $156,393 and $117,702 in total rent expense in the nine months ended September 30, 2014 and 2013, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years as follows:

	2014	2015	2016	2017	2018	Beyond	Total
Facility Leases
Deerfield, FL (HQ/Production)	$106,914	$432,600	$444,672	$457,238	$470,298	$278,882	$2,190,604
Ashville, NC (Sales)	28,347	56,695	—	—	—	—	85,042
Mexico City, Mexico (Sales)	4,226	5,588	—	—	—	—	9,814
	$139,487	$494,883	$444,672	$457,238	$470,298	$278,882	$2,285,460

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

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We had demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action.  Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of September 30, 2014, the agreed shares have not been returned to treasury.

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at September 30, 2014 totaled $1,234,788.

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

During the first quarter of 2014, the Company issued 8,000 shares of common stock to distributors for achieving sales goals valued at $2.44 per share, which resulted in a sales allowance of $19,520. We also issued 208,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $2.24 average per share or $464,960 in total. We also issued 5,000 shares of common stock to an investor.  We also issued an aggregate of 3,750 shares of common stock to our three directors for services rendered valued at $2.22 average per share or $8,325 in total.

During the second quarter of 2014, the Company issued 20,513 shares of common stock in settlement of a lawsuit originated by a former employee valued at $40,000.

During the third quarter of 2014, the Company issued in aggregate, 54,000 shares of common stock to a consultant and an employee for services rendered, at a value of $85,654.

NOTE 12. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 41% of net revenue. Spectral DNC-N represents 7% of net revenue and Polaris NR09 and Spectral DNC 5% each represent 5% of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2014-QTR and 2013-QTR. During 2014-YTD and 2013-YTD, our top ten customers generated 47% and 42% of our net revenue, respectively.

There were no sales to customers individually in excess of 10% of total sales during 2013-YTD. Sales to customers individually in excess of 10% of net revenue during 2014-YTD and their accounts receivable at September 30, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$ 1,447,704	15%	$ 0	0%

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

Purchases from significant vendors during 2014-YTD and their accounts payable at September 30, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$ 789,233	21%	$63,213	6%

Purchases from significant venders during 2013-YTD and their accounts payable at September 30, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$ 526,787	17%	$ 297,305	18%
C	$ 530,515	17%	$ 82,868	5%

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

Information about the Company’s geographic operations for both 2014-YTD and 2013-YTD as follows:

	2014	2013
Net Revenue:
North America	$3,911,426	$6,888,894
International	5,796,078	3,704,141
	$9,707,504	$10,593,035

Furniture and Equipment, Net:
North America	$166,510	$112,456
International	79,184	120,068
	$245,694	$232,524

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

Results of Operations

Three Months Ended September 30, 2014 as Compared to the Three Months Ended September 30, 2013

Revenues, net – Total net revenues increased $77,928 or 2.4%, from $3,200,189 for the three months ended September 30, 2013 to $3,278,117 for the three months ended September 30, 2014. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 41% of total sales for the period. In addition, Spectral DNC-N represents approximately 7% of total sales for each period along with Polaris NR09 and spectral DNC 5% which represents 5% each of net revenue.

Net revenue from our Mexican subsidiary increased 24.2% in 2014-QTR compared to 2013-QTR, accounting for $952,472 (27.6%) and $766,756 (23.9%) of consolidated net sales for the three months ended September 30, 2014 and 2013 respectively. The increase in net revenue from our Mexican subsidiary contributed significantly to the overall increase in net revenue. The increase in overall revenue is also attributable to increased sell-through in foreign markets. Sales generated from US operations have declined as a result of ending the quarter with approximately $1.2 million in open orders for future delivery and backorders, which customers have agreed to pick up in the fourth quarter due to our timing in completing their orders.  These orders have since been shipped and the issue of backorders has improved dramatically. Our international initiative, while growing, has slowed due to unforeseen delays in obtaining licenses and clearance from various international agencies in the target countries, some of which have already been corrected during 2014-QTR. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 33.6% and 42.4% of our total revenues during the three months ended September 30, 2014 and September 30, 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $624,092 or 43.4%, from $1,437,763 (2013-QTR) to $813,671 (2014-QTR). We began additional cost cutting efforts at the end of the quarter ended June 30, 2014 that included improved sales mix, reformulations, utilizing previously expensed components, cost reductions and restructuring of:

•

$97,200 reduction in obsolete inventory,

•

$177,500 reduction in freight costs due to eliminating expedited delivery to meet production schedules,

•

$163,600 reduction in cost of goods sold as a result of an approximately $487,000 increase in sales of Polaris product which yields higher gross profit and reduced cost per unit sold compared to our core product line, and

•

$75,000 reduction of bill of materials costs as a result of reformulation efforts to remove expensive components and maintain efficacy.

Consequently, the gross margin has improved from 55.1% (2013-QTR) to 75.2% (2014-QTR), with US operations accounting for $1,336,419 or 75.8% (2013-QTR) and $1,920,655 or 77.9% (2014-QTR) of the gross margin dollars and with DS Mexico accounting for $426,007 or 24.2% (2013-QTR) and $543,791 or 22.1% (2014-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $269,552 or 22.8% from $1,181,897 (2013-QTR) to $912,345 (2014-QTR). The decrease was due to the following:

–	Decreases of:

•	$198,806 reduction for freight and shipping costs, as a result of a reduction in the number of shipments requiring expedited handling, and

•	$142,512 for consulting and commissions, as a result of decreased sales and support staffing.

–	Partially offset by increases of:

•	$47,936 for travel and entertainment as a result of certain strategy changes to enhance customer relations, and

•	$23,830 for other sales and marketing expenses.

General and Administrative Costs – General and administrative costs increased $306,466 or 22.5%, from $1,362,341 (2013-QTR) to $1,668,807 (2014-QTR). The increase is due to the following:

–

Increases of:

•

$173,264 for professional fees primarily associated with investor relations services which in part were non-cash compensation.  Professional fees associated with accounting services were also incurred and was also non-cash compensation,

•

$122,884 for personnel costs of which US operations recorded a $58,000 reduction which was offset by an approximately $181,000 increase attributed to our Mexican operations. The increase in Mexican operational costs resulted from increases in staffing to support increased sales

•

$36,379 for rent as a result of increases in renewal terms for the lease on our headquarters,

•

$29,874 for insurance as a result of increased premiums associated with increased sales and inventory, and

•

$139,869 for other general and administrative costs which included certain one-time credit recorded in the prior period that did not repeat in the current period.

–

Partially offset by decreases of:

•     $195,804 in depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing certain intangibles of our Mexican operations in December 2013. In addition, the Nutra Origin intangible asset, which was part of US operations, was fully impaired in December 2013 and accordingly, further reduced quarterly amortization in the third quarter of 2014 compared to the third quarter of 2013.

Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013

Revenues, net – Total net revenues decreased $885,531 or 8.4%, from $10,593,035 for the nine months ended September 30, 2013 to $9,707,504 for the nine months ended September 30, 2014. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 41% of total sales for the period. In addition, Spectral DNC-N represents approximately 7% of total sales for each period along with Polaris NR09 and Spectral DNC 5% which represent 5% each of net revenue.

Net revenue from our Mexican subsidiary increased 23% in 2014-YTD compared to 2013-YTD, accounting for $2,556,650 (26.3%) and $2,078,892 (19.6%) of consolidated net sales for the nine months ended September 30, 2014 and 2013 respectively. The increase in net revenue from our Mexican subsidiary contributed significantly to reducing the overall decrease in net revenue. The decrease in overall revenue is attributable to decreased sell-through in foreign markets as a result of pending licensing. Sales generated from US operations have declined due to ending the quarter on September 30, 2014 with approximately $1 million in backorders and open orders in the system, orders which customers have agreed to pick up in the third quarter due to our timing in completing their orders.  These orders have since been shipped and the issue of continuous backorders continues to improve. Our international initiative, while growing, has slowed due to unforeseen delays in obtaining licenses and clearance from various international agencies in the target countries. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 42.7% and 42.3% of our total revenues during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $1,635,762 or 30.0%, from $5,454,840 (2013-YTD) to $3,819,077 (2014-YTD). The decrease in cost of goods sold relates to the following:

•

a $214,775 reduction in the obsolescence reserve,

•

$354,212 as a result of decreased sales and

•

approximately $934,355 in cost cutting initiatives were achieved.

Cost cutting efforts initiated in Q2 2014 were partially offset by one time charges associated with increased production and delivery costs incurred in addressing the order backlog. The cost cutting efforts initiated, functionally included:

•

departmental restructuring to improve production scheduling to reduce backorders,

•

negotiating improved cost from suppliers,

•

reducing freight costs and avoid expediting shipments, and

•

improving formulations to improve efficacy and reduce production costs.

Consequently, the gross margin has improved from 48.5% (2013- YTD) to 60.7% (2014-YTD), with US operations accounting for $3,880,755 or 75.5% (2013-YTD) and $4,413,080 or 74.9% (2014-YTD) of the gross margin dollars with DS Mexico accounting for $1,257,440 or 24.5% (2013-YTD) and $1,475,346 or 25.1% (2014-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $243,343 or 8.6% from $2,833,262 (2013-YTD) to $3,076,605 (2014-YTD). The increase was due to the following:

–	Increases of:

•

$116,167 for freight and shipping costs, as a result of increased sales to international and foreign customers and also as a result of increased shipping of samples to potential customers to support 2014 projected sales growth,

•

$212,784 for consulting and commissions, as a result of approximately $162,000 directly related to increase sales and staffing in Mexico to support increased sales, with the balance associated with increased staffing to support planned growth in US operations,

•	$72,406 for product development, primarily as a result of adding a chemist to head the product development efforts, and

•	$48,288 for other sales and marketing items.

–	Partially offset by decreases of:

•	$206,302 for marketing and promotion costs as a result of reduced programs and certain strategy changes that reduced costs.

General and Administrative Costs – General and administrative costs increased $100,712 or 2.4%, from $4,240,575 (2013-YTD) to $4,341,287 (2014-YTD). The decrease is due to the following:

–

Increases of:

•

$492,653 for professional fees and increased infrastructure to support our growing sales, primarily an increase in our investor relations services program (primarily non-cash stock based compensation) to improve market awareness.  All other categories of professional fees, such as legal and accounting, were essentially the same as the prior period,

•

$305,949 for personnel costs of which our Mexican operations accounted for essentially all of the increase due to expansion of these operations. The personnel costs related to US operations, including management and administrative personnel remained relatively stable,

•	$56,737 for insurance as a result of increased premiums associated with increased sales and inventory, and

•	$66,772 for other general and administrative expenses.

–	Partially offset by decreases of:

•

$338,571 in depreciation and amortization, primarily associated with reduced amortization as a result of fully amortizing certain intangibles of our Mexican operations in December 2013.  In addition, the Nutra Origin intangible, which was part of US operations, was fully impaired in December 2013 and accordingly, no further amortization has been incurred,

•	$375,688 for bad debt as a result of reducing extended customer terms and conditions and tighter credit policies, and

•	$107,140 for license and permits and NASDAQ listing fees.

Liquidity and Capital Resources

We had cash of $493,947 and working capital of $3,306,741 at September 30, 2014. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Despite our losses since inception, we believe that by increasing our sales and gross profit margins while maintaining and better optimizing our current operational structure and administrative expenses, we can minimize the cash needed to support our operations. Our largest consumption of cash is the working capital necessary to support expanding sales. The sale of additional equity or convertible debt securities will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including methods to increase gross profit margins and reducing and streamlining our operational costs and overhead. We have historically satisfied our working capital requirements through the sale of common stock, advances from related parties and third parties and through our credit facility. We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Cash Flows for the Nine Months Ended September 30, 2014

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2014 of $1,472,995. In addition, changes in operating assets and liabilities used cash of $330,430 as follows:

•	$366,303 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•

$687,727 used by an increase in inventory component levels resulting from implementing a purchasing strategy at 130% of sales projections, in an effort to reduce or eliminate backorders and improve customer satisfaction,

•	$968,840 used by a decrease in accounts payable resulting from efforts to reduce outstanding vendor balances and restore normalized vendor relations,
•	$176,452 provided by an increase in accrued expenses as a result of an increase in certain accrued expenses such as commissions due, and
•	$783,382 provided by net changes in other current assets and liabilities primarily as a result of increased liabilities associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $138,647 in net cash during the nine months ended September 30, 2014. Net cash used is primarily the result of equipment purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities used $408,890 in net cash during the nine months ended September 30, 2014, primarily as a result of the following:

•	$582,383 used for repayments, net of advances, of our asset based credit facility, and
•	$182,000 provided, net of issuance cost, from the second tranche our December 2013 private placement.

Financial Position

Total Assets – Our total assets decreased $1,831,683 or 19% from $9,714,592 as of December 31, 2013 to $7,882,909 as of September 30, 2014, primarily as a result of the cash used to repay creditors and increase inventory components. There was a net decrease in current assets of $1,796,015 the components of which are discussed further below. The decrease in total assets was also the result of a decrease of $144,383 in Intangible assets, due to amortization, which was partially offset by a increase of $69,978 in other assets and a 38,736 increase in assets net of depreciation.

Current Assets – The net decrease in current assets of $1,796,015 was primarily associated with a decrease in cash of $2,378,999, primarily to support operations, along with a $306,000 decrease in accounts receivable. These decreases were partially offset by a $902,502 increase in inventory levels and a $13,518 decrease in prepaids and other current assets. These net changes are primarily driven by changes in sales and other factors more specifically discussed below:

Inventory – Inventory levels increased 33% from December 31, 2013 to September 30, 2014, as a result of efforts to replenish inventory in key raw material components in anticipation of higher sales in the later half of 2014.  Our operations group engaged in a purchase program commencing in first quarter 2014 in an effort to reduce order backlog or backorders.

Average inventory represents approximately 60% of COGS or over a seven month supply based on the sell through rate achieved for the nine months ended September 30, 2014, resulting in an inventory turnover rate of 1.7 times. This inventory turn rate should improve as we ramp up key components to smooth production timing.

Accounts Receivable, net – Accounts receivable decreased $306,000, primarily as a result of strong collections of Q2 2014 sales along with a slowdown of the creation of new receivables resulting from slower production in first and second quarters of 2014 while inventory components were replenished, as previously discussed.

Prepaid Expenses and other current assets – Prepaid expenses increased 4.7%, primarily as a result of advances in stock for services.

Material Commitments

None.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern. This ASU requires management to assess every reporting period whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments define that substantial doubt exists when relevant conditions and events, considered in aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued or available to be issued.  When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should disclose: (1) principal conditions or events that raised substantial doubt; and (2) management’s evaluation of the significance of those events.  Further, management should also consider whether its plans that are intended to mitigate those conditions or events will alleviate the substantial doubt. If so, management should disclose information that enables users to understand those plans that alleviated the substantial doubt.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

Not applicable to smaller reporting companies.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2013 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of September 30, 2014 that persist are as follows:

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

Not Applicable to smaller reporting companies.

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

During the third quarter of 2014, the Company issued in aggregate, 54,000 shares of common stock to a full time consultant and an employee for services rendered.  The shares were valued at between $1.08 - $1.63 per share, which resulted in an expense of $85,654.

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

Date: November 14, 2014	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer