Form 10-K
period 2014-12-31
DS HEALTHCARE GROUP, INC.
filed 2015-04-15
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.74 per share).  $16,997,256 on June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of April 11, 2015 there were 16,788,571 shares outstanding.

PART I

Item 1.

Business.

Overview

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) is a Florida corporation organized on January 26, 2007. DS Healthcare Group, Inc. and its subsidiaries (collectively, the “Company” or “DS Healthcare”) develop proprietary technologies and products for hair care and personal care needs.  Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products.  The Company has grown steadily since inception with a network of retailers across North America and distributors throughout Europe, Asia and South America. DS Healthcare currently researches and develops (formulates) its own products. We currently offer the following lines of products:

•

hair care

•

skin care

•

personal care

•

OTC Drugs (For export only)

Our current principal products are discussed below. We formulate, market and sell these products through specialty retailers, spas, salons, pharmacies and other distributors. Our products are compounded through various third party compounders on an order–by-order basis.

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

We compete in the personal care markets by focusing on developing innovative technologies and products that more adequately meet the personal care needs of consumers. Our current products are primarily sold under our “DS Laboratories” brand. We also sell certain products under our “Polaris Labs” and “Sigma Skin” brands. We market and sell these products through salons, spas, department stores, specialty retailers and distributors.

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

Thinning Hair	Hair Care	Skin Care	Personal Care
Revita	Dandrene	Hydroviton.CR	Nirena
Revita LT	Nia	Keramene	Spectral.Lash
Spectral	Radia	Oligio.DX
Trioxil

Our Key Strategies

We offer a broad range of branded, personal care products that address various personal needs applications in the hair care market, specifically technology for thinning hair.  All of our products and technology are a result of internally researched and developed formulas.  Our product development activities are not limited to any particular product category; rather, we take a broad approach to personal care applications and develop products that serve specific needs. The ingredients within our products implement technologies that utilize encapsulation techniques which we believe improve the effectiveness and spectrum of the active ingredients of our products. Our thinning hair technology, Nanoxidil, a proprietary compound, for example, is designed to stimulate follicles on the entire scalp. We believe Nanoxidil surpasses competing products in terms of efficacy and tolerability due to its higher level of penetration and prolonged therapeutic effect because of its relatively low molecular weight.  Our research into the mechanism of thinning hair has also led us to develop applications to suppress unwanted body hair growth.

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

We intend to continue to capitalize on several opportunities to increase our market share and revenues. We currently have a distribution network of retail outlets in the United States and with distributors in over 15 countries. We intend to increase revenues and achieve profitability by continuing to develop and market new products while aggressively supporting our distribution partners.

Sales and Marketing

We are increasingly marketing our products directly to salons, pharmacies, spas, department stores and specialty retailers in an effort to foster greater brand loyalty.  However, a majority of our current sales are made to distributors. We sell our products in the U.S. and internationally, principally through U.S. based distributors and in Mexico through our Mexican distributor, Divine Skin Laboratories, S.A. DE C.V.

We utilize our branded website to provide information about our Company, products and technology.  All marketing and communications efforts feature a constant internet based strategy which we believe allows us to leverage our brand to generate sales.

Corporate Background

Our corporate headquarters are located at 1601 Green Road, Pompano Beach, Florida 33064. Our phone number is (888) 404-7770. We own and operate several websites, including dshealthgroup.com, polarisresearchlab.com, sigmaskin.com, polarisresearchlabs.com and dslaboratories.com. Information contained on our websites is not part of this report. Our Company was organized under the name Divine Skin, Inc.  In November 2012, we changed our corporate name to DS Healthcare Group, Inc.

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

Spectral

Our Spectral line of topical lotions and sprays are designed for men with advanced androgenic alopecia – male pattern baldness. Spectral.DNC, a spray formula, Spectral.DNC-L, a lotion, are designed to re-grow hair through multiple pathways. One of the active ingredients in Spectral DNC and DNC-L is Procyanidin B-2 complex. We believe this formula helps retain and re-grow hair. In an independent study published in the British Journal of Dermatology in 2002, Procyanidin B-2 was shown to shorten the hair resting phase and prolong the hair growth phase, therefore increasing hair growth results. This treatment uses over 10 active compounds that trigger different processes in the scalp to generate healthy hair and contains nanosome microspheres to enhance absorption into the skin. Spectral DNC and Spectral DNC-L are only sold outside the United States. Our Spectral DNC-N, sold in the United States, is a spray formula and is the first treatment to employ Nanoxidil 5%, a powerful new alternative to existing formulations offering h high efficacy, low molecular weight, and no known side effects. In 2010 the Company commissioned an independent study conducted by a leading laboratory approved by Brazil’s ANVISA (Brazil’s equivalent of the FDA) showed that after 56 days of product use by 28 subjects, the following results were obtained:

•

95.0% of subjects noticed less hair loss;

•

90.0% of subjects noticed increased hair strength; and

•

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

Spectral Lash

Spectral Lash is a product based on advanced bio-peptides that are designed to grow and increase the length and girth of eyelash hair. The bio-peptides include SymPeptide 226EL, which under independent studies conducted by Symrise Corporation in 2007 have shown a 25% increase in eyelash length after 2 weeks of use.  . In 2014 the Company commissioned an independent study conducted by a leading laboratory approved by Brazil’s ANVISA (Brazil’s equivalent of the FDA) showed that after 45 days of product use by 10 subjects, they reached the following conclusion: “The product presented a significant increase in Eyelash Thickness. The mean percent improvement was 20.1%. Eyelash thickness improved in 100% of the group participants after 45 days of use”.

Product Studies

All of the studies referenced above were conducted by independent third parties. Such third parties did not create the products that were subject of the studies. The studies are publicly available and the majority of which can be found on the Internet. As the studies are publicly available, we did not obtain the consent of the third parties to reference the majority of these reports such third parties in this report. In addition, the 2010 and 2014 study conducted in Brazil was commissioned by the Company as part of the regulatory requirements when registering its products for importation and subsequently resale in Brazil.

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

Marketing and Advertising

We have in-house graphic design and public relations departments which are supplemented by the use of third parties, to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also target specific markets by selectively marketing our products in partnership with distribution partners that we believe reach our potential customers.

As retail salons, specialty retailers and pharmacies are an important source of revenue generation, we provide these outlets with educational materials and training and other marketing support services. We believe the relationships that stylists and salespersons have with their clients create an opportunity for such persons to recommend our products to their customers as compared to customers simply choosing our products from a shelf in retail stores. In addition, since the stylist is looking at the hair line on a regular basis, we feel that the stylist may be the first to diagnose hair loss. Early detection has the highest rate of successful treatment and therefore stylists can significantly improve the quality of life for many of their clients while also generating revenues for their respective salon or store.

Compounders and Supplies

We use contracted third parties to compound our products. During 2013 and 2014, we contracted with two compounders for the compounding of our products. We engage these compounders on a per order basis, without long term contracts. The third party compounders are responsible for receipt and storage for a portion of raw material, compounding and labeling of our products. At present, we are dependent upon these compounders for the compounding of all of our products. We believe at the present time we will be able to obtain the quantity of products and supplies we will need to meet orders. We purchase all of our raw materials from several third party suppliers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers, although during 2013 and 2014 we had two suppliers that each provided in excess of 10% of our materials.  During 2013 and 2014, we have purchased raw materials from over 30 suppliers. In the event that a current supplier or compounder is unable to meet our supply or compounder requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have established working relationships with several third party suppliers and compounders, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

We package and assemble our products internally.

Sales Channels

We currently sell our products to approximately 220 retailers, distributors and wholesale groups. We have begun retailing our products directly to the consumer on our company website. We have established relationships with specialty retailers, spas, salons, pharmacies and distributors, the majority of which are on a purchase order basis, without long term commitments. We continue to explore relationships with retailers and distributors both nationally and abroad for all of our products.

Distribution Agreements

As of December 31, 2014, we are a party to 15 exclusive distribution agreements covering approximately 5 countries throughout the world and 10 distributors covering all markets within the United States. The agreements may generally be terminated by the distributor without cause upon 30 days’ notice or by us in the event the distributor fails to meet certain purchase requirements. We believe that there is a need for such arrangements as identifying partners in overseas markets enables us to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.  During 2014, one individual customer accounted for more than 10% of our revenues.

On September 1, 2009 we entered into a ten year exclusive distribution agreement for Brazil with Gamma Investors, which provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of restricted common stock. The agreement was amended and restated in August 2011 for a term through September 2021. In addition to the distribution of our current product lines, Gamma Investors have committed to provide all required financing necessary to complete the registration and licensing in Brazil for the DS Laboratories line to be sold in Brazil. Gamma has successfully completed the licensure and registration process and we continued to ship orders during December 2014. Gamma has currently established distribution agreements with various pharmacy chains and specialty pharmaceutical retailers throughout Brazil. We may terminate the agreement if Gamma fails to purchase 20,000 product units a year.  In addition, either party may terminate the agreement without cause on 90 days’ notice. However, in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchases by Gamma or $2,000,000.

Research and Development

We perform our research and development (formulation development) at our executive offices and in-house laboratories, primarily through the services of our Chief Executive Officer, our new research director, Dr. Brijesh Patel, PhD, and a lab assistant. During 2013 and 2014, we expensed $170,451 and $285,157, respectively, to research and development.

The Company has recently initiated the synthesis of a new peptide for the treatment of hair loss and related conditions. The peptide works directly on the FGF5 (Fibroblast growth factor 5) pathway. Suppression of FGF5 has been shown to extend the anagen cycle of hair growth and causes more hair growth and longer hair. FGF-5 has shown suppressing activities on hair growth by inhibiting anagen proceeding and inducing the transition from anagen to catagen phase; leading to hair aging and subsequently loss. In vivo studies have demonstrated that blocking of FGF-5 gene prolongs anagen VI phase of hair cycle, resulting in long hairs in animals. FGF-5S, a shorter polypeptide translated from alternatively spliced FGF-5 mRNA, was found to be suppressing these undesirable activities of FGF-5. These early finding establish FGF-5 antagonism as a viable strategy for increased hair growth. This new peptide is designed specifically to antagonize effects of FGF-5 by aligning with receptor binding sites and preventing FGF-5 from accessing the receptors.

Proprietary Rights

Our product formulations are created in-house. We regard the protection of trademarks and other proprietary rights that we may own material to our future success and competitive position. We rely upon the combination of laws and contractual restrictions such as confidentiality agreements to establish and protect its proprietary rights. Laws and contractual restrictions, however, may not be sufficient to prevent misappropriation of proprietary rights or to deter others from independently formulating products that are substantially equivalent or superior to our products. In October 2013, we filed two patents with the United States Patent and Trademark Office (USPO) titled “Compositions and Methods for Treatment of Hair Loss” for two of our formulations. This patent is currently pending with the USPO. There can be no assurance of the outcome of the patent application. If we are unable to protect our proprietary rights, our business could be adversely affected.

We have obtained the following U.S. trademarks: DS Laboratories, Aminexil, Revita, Spectral.DNC and Oligo.DX, Trioxil, Nanoxidil and Sigma Skin.

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

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (“New Drug Application”) or ANDA (“Abbreviated New Drug Application”) which could result in the removal of those products from the market and delay the sale of these products as well as a significant cost to our company. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. We cannot predict the extent that potentially adverse government regulations might arise from future legislation or administrative actions. Furthermore, in the event any of our products required FDA approval we cannot predict or estimate the timing or cost, or likelihood of obtaining FDA approval for such product.

Licenses

In an effort to broaden our product line, in 2012 we entered into a license agreement with LBK Group, Inc. to become the exclusive licensee of certain nutraceutical supplements and related intellectual property primarily under the brand “Nutra Origin”.  Due to poor sales and little success in promoting the brand, the exclusive license was forfeited.   During 2014 sales declined steadily until by mid-year sales were de minimus.

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

Our products, in general, compete against products distributed by national and international hair care, skin care and personal care companies, including, but not limited to, Johnson and Johnson and Proctor and Gamble. Our competitive position is based on the foundation of developing niche products with active ingredients that may not be found in competing products. Our competitive strategy is based on our attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

Employees

At December 31, 2014, within the United States we had 46 full-time associates, including 3 in product research and development, 23 in operations and customer service, 11 in sales (including marketing and education) and 5 in administrative positions and 4 in finance and accounting positions. None of our employees are represented by a labor union, nor governed by any collective bargaining agreements. We consider relations with our labor force as satisfactory.  Divine Skin Laboratories, S.A. DE C.V. currently has 79 associates located in Mexico.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

During October 2012, we entered into a lease for 50,000 square feet in our current warehouse and executive office space located in Deerfield Beach, Florida.  The lease provided for monthly rent of $20,000 in the first six months and approximately $27,000 per month thereafter through July 2014.  Commencing August 1, 2014, the Company entered into a new lease for the same Deerfield Beach location. The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019. The lease provides for annual increases in the monthly base rent of $0.24- $0.27 per square foot.

Our Mexican subsidiary leases 1,000 square feet of office space and 7,500 square feet of warehouse Mexico City, Mexico, which expires in July 2015.  The leases provide for monthly rent of $1,408.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and/or dispose of existing facilities.

Item 3.

Legal Proceedings.

We are a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed below, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Capital Market under the symbol DSKX since December 13, 2012.  The range of closing prices for our common stock, as reported on the Nasdaq Capital Market during each quarter since the quarter ended March 31, 2013, was as provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of March 27, 2015, the closing sale price of our common stock as reported on the Nasdaq Capital Market was $0.78.

Calendar Year 2014
	High	Low
First Quarter	$2.46	$2.02
Second Quarter	$2.05	$1.68
Third Quarter	$1.72	$1.04
Fourth Quarter	$1.24	$0.59

Calendar Year 2013
	High	Low
First Quarter	$3.84	$2.61
Second Quarter	$2.75	$1.77
Third Quarter	$2.15	$1.50
Fourth Quarter	$2.60	$1.73

Holders

As of December 31, 2014, there were approximately 600 security holders of record of our common stock.

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

During the fourth quarter of 2014, the Company issued 60,000 shares of common stock to a consultant in satisfaction of an obligation recognized in the third quarter of 2014 for services rendered, at a value of $63,000.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for the years ended December 31, 2014 and 2013. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenues, net – Total net revenues decreased $237,396 or 1.7%, from $13,651,661 (2013) to $13,414,265 (2014). Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented 38% of total sales. In addition, Spectral DNC-N represents 7% of total sales revenue and Polaris NR09 and Spectral DNC 5% each represent 5% of net revenue. There were no other products, which individually exceeded 5% of total sales. Consolidated net revenues slightly decreased primarily due to a decrease in US net revenue which was offset by increases in net revenues generated through our Mexican subsidiary, which saw slightly weaker sales due to a stronger dollar compared to the Mexican peso. Revenue from our Mexican subsidiary was also impacted by shipments from Q4 that rolled into the Q1, 2015 due to shipping and recognizing business originating in Q4 in Q1 when it shppied.  The decrease in US net revenue was the result of a 23% weaker-than-expected first quarter 2014 caused by product backorders while revenues from international sales experienced delays in international product registrations.

Effective November 1, 2012, we purchased essentially 100% of the outstanding common stock of DS Mexico, our former Mexican distributor.  This subsidiary generated approximately $3.9 million and $2.9 million of net revenues during the years ended December 31, 2014 and 2013, respectively. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 49% and 41% of our total revenues during the years ended December 31, 2014 and 2013, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $1,662,434 or 23.9%, from $6,943.043 (2013) to $5,280,909 (2014). The decrease in cost of goods sold relates to the following:

•

a $162,462 reduction in the obsolescence reserve,

•

$237,396 decrease as a result of decreased sales and

•

$1,262,575 in cost cutting initiatives were achieved from cost cutting measures undertaken in Q2 and Q3 2014.  Cost cutting measures included, improved purchasing planning, decrease in labor expenses by reducing over-time labor through improved output forecast, curtailment of expediting orders and shipments and optimizing formulations to avoid wastage, improved packaging efficiencies and cost while increasing manufacturing output and profitability. The improved cost and resulting improved gross profit is also attributable to the increased sales from the higher margin gross profit of our Mexican subsidiary, and increased sales from our higher margin Polaris products. Sales from our newly introduced online platform have also contributed to our increased gross margin.

Cost cutting efforts initiated in Q2 and Q3 2014 were partially offset by one-time charges associated with increased production and delivery costs incurred in addressing the order backlog. The cost cutting efforts initiated, functionally included:

•

departmental restructuring to improve production scheduling to reduce backorders,

•

negotiating improved cost from suppliers,

•

reducing freight costs and avoid expediting shipments, and

•

improving formulations to improve efficacy and reduce production costs.

Consequently, the gross margin has improved from 49% (2013) to 61% (2014), with US operations accounting for 75% in (2013) and 64% (2014) of the gross margin dollars with DS Mexico accounting for 25% (2013) and 36% (2014) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $352,206 or 9.4% from $3,747,213 (2013) to $4,099,419 (2014). The increase was due to the following:

–

Increases of:

•

$120,000 for product development as a result of the addition of a Director of R&D and increased effort to optimize current products,

•

$115,688 for freight and shipping costs, as a result of a one-time accommodation to customers that experienced significant delays and backorders in 2013 and also as a result of increased international shipping to new and existing customers,

•

$45,493 for travel and entertainment costs, incurred to expand and promote global sales,

•

$32,857 for marketing and promotion costs, as a result of promoting new customers and expanded business with new customers in DS Mexico, and

•

$38,168 for other sales and marketing items.

General and Administrative Costs – General and administrative costs decreased $664,790 or 11.1%, from $5,964,570 (2013) to $5,299,780 (2014). The decrease is due to the following:

–

Decreases of:

•

$377,074 in depreciation and amortization resulting from the impairment of certain intangible assets and fully amortizing certain intangible assets in the U.S.,

•

$142,732 in licenses and permits due to a one time credit in 2014 of $120,000 resulting from the cancellation of the Nutra Origin license,

•

$135,046 for bad debts, primarily as a result of successful collection efforts,

•

$24,470 due to reduced profitability bonus in Mexico partially offset by reductions in US payroll as a result of cost cutbacks,

•

$76,463 in legal services as a result of resolving certain litigation and modifications in fee structure, and

•

$56,746 in credit card fees due to renegotiation of our merchant services contract and reduction in payments made by credit card.

–

The forgoing decreases were partially offset by the following increases of:

•

$39,601 for insurance, as a result of expanded coverage,

•

$33,813 for rent, primarily as a result of rate increases,

•

$16,098 for utilities due to “second shift” production during peak loads, and

•

$58,229, for various other general and administrative costs primarily associated with DS Mexico.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,128,556 and working capital of $3,767,179 at December 31, 2014. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through sales of our common stock and by credit financing.

We have sustained operational losses since our inception. At December 31, 2014, we had an accumulated deficit of $9,613,375. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing operational costs and overhead.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

The Company was party to a credit facility which provided for asset based lending collateralized by all assets of the Company. The credit facility was secured by 70% of qualified accounts receivable and 40% of eligible finished goods inventory and provided for interest and bank fees at 8% per annum which was renewed with a reduced $200,000 credit facility and subsequently expired on August 15, 2014, when it was fully repaid. The credit facility was personally guaranteed by our Chief Executive Officer. As of December 31, 2014 and 2013, the Company had $0 and $582,383 outstanding, respectively.

We also satisfied our working capital requirements in 2014 and 2013, through the sale of common stock and advances from third parties.

During the third quarter of 2014, we entered into a note for $350,000 structured as a replacement for our previous ABL credit facility.  The note is secured by finished goods and bears interest at 1% per month.  The note originally matured on March 28, 2015 and was extended to May 28, 2015.  Also during the third quarter of 2014, we received a $24,360 short term advance from Dr. Fernando Tamez, our President of Mexican operations, to supplement temporary cash flow timing issues of our Mexican subsidiary.  The advance is unsecured and non-interest bearing.

Cash Flows for the Year Ended December 31, 2014

Cash Flows from Operating Activities

Operating activities used net cash for the year ended December 31, 2014 of $1,508,764. That amount has two primary components; net loss adjusted by non-cash items and changes in operating assets and liabilities. Our net loss, when adjusted by various items which impact net loss but do not impact cash during the period, such as issuance of warrants or stock for services and for depreciation and amortization, resulted in a net loss adjusted by noncash items of $477,807 which was added to changes in operating assets and liabilities which used cash of $1,030,957 as follows:

•

$456,513 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,

•

$1,119,486 used for increased inventory levels associated with reducing backorders,

•

$1,000,858 used to reduce accounts payable outstanding vendor balances,

•

$21,163 provided by accrued expenses as a result of increase in certain accrued expenses such as commissions, and

•

$611,711 provided by net changes in other current assets and liabilities primarily as a result of changes in other current liabilities,  primarily related to increases in customer deposits of approximately $112,000; credit cards of approximately $143,000 and marketing programs of approximately $228,000.

Cash Flows used in Investing Activities

Our investing activities used $143,148 in net cash during the year ended December 31, 2014. Net cash used is primarily composed of the following:

•

$130,078 used to purchase equipment for production in the US and sales operations in Mexico,

•

$32,141 used to increase security deposits, primarily for facilities lease,

•

$5,750 used to purchase injection molds, and

•

$24,822 provided from sale of fixed assets.

Cash Flows from Financing Activities

Our financing activities used $56,812 in net cash as a result of the following:

•

$582,383 used by net repayments under our asset based credit facility,

•

$350,000 provided by advances under our short term asset based credit facility,

•

$11,429 used to repay loans and notes, and

•

$187,000 provided from the sale of common stock under the private placement initiated in December 2013, less issuance costs.

Financial Position

Total Assets – Our total assets decreased $1,117,589 or 11.5% from $9,714,592 as of December 31, 2013 to $8,597,002 as of December 31, 2014, primarily as a result of a decrease in cash. There was also a net decrease in current assets of $893,762 the components of which are discussed further below. The decrease in total assets was also the result of an increase of $21,741 in other assets which is considered nominal; a decrease of $551 in furniture and equipment, net which is also nominal; and a decrease of $245,016 in intangible assets due to amortization and impairment.

Current Assets – The net decrease in current assets of $893,762 was primarily associated with a decrease in cash of $1,744,390 as a result of the net use of cash for operational activities and a $420,151 decrease in accounts receivables.  These decreases were partially offset by a $1,281,948 net increase in inventory. These net changes are primarily driven by changes in sales and other factors more specifically discussed as follows

Inventory – Inventory levels increased 47.4%, as a result of efforts to reduce backorders, increased SKUs and in anticipation of increased future sales.

Because inventory on hand has increased, average inventory  represents approximately 63% of COGS or just over a five month supply based on the sell through rate achieved for the year ended December 31, 2014, resulting in an inventory turnover rate of 1.6 times. We intend to improve this turnover rate in the future and our ultimate goal is to achieve at least a 3.0 times inventory turnover rate in 2015, once we have satisfactorily explored alternative production methodologies and established a profitable and sustainable production cost structure. The below target turnover is a result of stocking chemicals and materials in anticipation of planned sales increases and custom-made inventory in 2015.

Accounts Receivable, net – Accounts receivable, net decreased $420,151 primarily as a result of a decrease in credit sales due to a large prepaid sales at year end in 2014.

Prepaid Expenses and other current assets – Prepaid expenses were comparable with less than a 1.5% change from 2013.

Material Commitments

Short Term Credit Facility – During the fourth quarter of 2014, the Company has replaced its asset based lending facility with a $350,000 short term credit facility, funded by a private party.  The short term financing originally matured on March 28, 2015, was extended to May 28, 2015 and provides for interest of 1% per month.  The facility is secured by the Company’s finished goods inventory.  During 2014 the Company accrued $7,000 of interest.

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

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

Risks Related to Our Business and Industry

We had a net loss of $1,312,159 and $3,225,290 for the years ended December 31, 2014 and December 31, 2013, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition.

We had a net loss of $1,312,159 and $3,225,290 for the years ended December 31, 2014 and 2013, respectively.  In the event we are unable to increase gross margins, reduced costs and/or generate sufficient additional revenues to offset our costs, we may continue to sustain losses in the future.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2014, our accumulated deficit was $9,613,375. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2014, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

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

We rely on third-party suppliers and compounders to provide raw materials for our products and to compound our products, and we have no control over these suppliers and compounders and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our products are compounded by unaffiliated compounders. We do not have any long-term contracts with our suppliers or compounding sources, and we expect to compete with other companies for raw materials, production and import capacity.

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

Like other distributors and manufacturers of hair care, skin care and personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

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

As of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to have adequate resources within the internal control framework. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock. Refer to “Controls and Procedures” below for further discussion.

Our chief executive officer and chief financial officer received reimbursement of expenses and payments under his employment agreement which may have been in violation of Section 402 of the Sarbanes-Oxley Act of 2002.

Throughout year ended 2014 and through the three months ended March 31, 2015, Daniel Khesin, the Company's chief executive officer and chief financial officer, received in addition to base compensation, reimbursement of expenses of approximately $82,000 which were for non-business related goods and services. Furthermore, Mr. Khesin received cash payments of approximately $50,000 during 2014 that, pursuant to his executive employment agreement, were to be payable in shares of the Company's common stock at fiscal year end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to the year ended December 31, 2014. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval are not in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.  See "Controls and Procedures" and "Executive Compensation" below.

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

On December 16, 2014, we received a letter from the listing qualifications department staff of the NASDAQ Stock Market (“NASDAQ”) notifying the Company that for the last 30 consecutive business days the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ listing rule 5550(a)(2), which would subject our common stock to delisting from NASDAQ.

In accordance with listing rule 5810(c)(3)(A), the Company has 180 calendar days, or until June 15, 2015, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before June 15, 2015.  If our common stock does not achieve compliance by June 15, 2015, the Company may be eligible for an additional 180-day period to regain compliance if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we are delisted (upon such time of common stock will be quoted on the OTC Markets), our common stock would be deemed to be “penny stock” as that term is defined under the Securities Exchange Act of 1934. Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks.  Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•

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

As of December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2014. Due to financial constraints, we have not fully implemented a remediation plan. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2014 that persist are as follows:

•

We did not have adequate staffing resources to provide appropriate review and supervision for all necessary areas and our general staff do not have the necessary training to perform appropriate analytical or review procedures.

•	We did not have a sufficient number of adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements.
•	We did not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.
•	We did not obtain adequate documentation to support all credit card transactions.

During 2014, in addition to base compensation paid to our CEO and CFO (Daniel Khesin), our company paid approximately $82,000 to third parties for non-business related goods and services that were for the benefit of Mr. Khesin. While Mr. Khesin, believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required prior approval of our compensation committee, which approval was not received until subsequent to the year ended December 31, 2014. These payments, however, were recorded as compensation to Mr. Khesin during the 2014 quarterly periods. Subsequently, our board and the compensation committee approved the payments, bringing our CEO’s annual compensation for 2014 to approximately $332,000.

We consider the payment of the personal benefits prior to receiving board approval, as a failure of our internal control system. See “Risk Factors” above. To remediate this failure we have implemented enhanced controls over credit card and cash disbursements and documentation. We have also enhanced controls over expense reporting and established stricter guidelines for transaction receipts. These enhanced controls include, but are not limited to establishing a preparation and review functions for expense reports, mandatory receipt requirement, limited access to the physical credit card and weekly reporting. We feel that these enhancements will be adequate to prevent this event from recurring in the future.

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls in addition to the enhanced controls discussed above. We are in the process of implementing a remediation plan for the identified material weaknesses and we expect that work on the plan will continue throughout 2015, as financial resources permit. Specifically, to address the material weaknesses arising from insufficient accounting personnel, the Company plans to hire a full-time Chief Financial Officer, whom will be on-site.  The Company is currently formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

We have also begun to implement remediation procedures in two areas of our operations.  First we have restructured the financial reporting process to provide an improved review function by restructuring the responsibilities of both the accounting staff and the participation of the company’s non accounting personnel.  The addition of the financial review process should reduce the risk of reporting errors in the preparation and delivery of financial results.

As part of the restructuring of responsibilities, we have also increased the scope and involvement of non-accounting personnel to provide more direct operational insight into reported financial information in an effort to improve both its relevance and its accuracy.  In connection with that restructuring of responsibilities, we have also, provided additional training in best practices accounting procedures and GAAP to non-accounting personnel to improve the accuracy of reported financial information.

To assist both accounting and non-accounting personnel in their efforts to improve efficiency and accuracy, we have begun to restructure the chart of accounts to improve clarity and reduce the risk of inaccurate or misposting errors.  The new chart of accounts provides clearer, more informative titles and reduces redundancy.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2014, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Daniel Khesin	35	President, Chief Executive Officer, Principal Accounting Officer and Chairman	2007
Dr. Keith Markey	63	Director	2012
Mark Wolfson	60	Director	2014
Matthew Pfeffer	57	Director	2012

Key Employees
Dr. Fernando Tamez	32	Officer and Director of DS Mexico

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

Mark Wolfson has served as a member of our board of directors since July 2014. He has served as managing partner of Wolfson & Associates, P.A., a full service and licensed certified public accounting firm based in Coral Springs, Florida, since 1989. Prior to founding the firm, Mr. Wolfson was First Vice President of Citizens Federal Bank, a financial institution. During his eight years with the bank he was involved with financial/SEC reporting, secondary marketing activities, REOs, and mergers and acquisitions. He has also served on the Board of Directors of Florida Bank as well as the Board of Directors of Mercantile Bank; both were publicly traded financial institutions. He has served as a Senior Manager at Deloitte f/k/a/ Touche Ross & Co. for nine years where he performed audits of both public and private entities in a variety of industries. He received his Bachelor of Science with honors from the University of Florida and his Master of Business Administration from Tulane Graduate School of Business.

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

Key Employee

Fernando Tamez has served as an executive officer of DS Mexico since 2009, a Mexican company acquired by our company effective November 1, 2012.  Dr. Tamez graduated from Universidad La Salle Facultad Mexicana de Medicina (La Salle University Mexico, School of Medicine) in 2006 with a medical degree. In 2009 he graduated from Universidad Iberoamericana with a degree business administration. In Q1 2015, Dr. Tamez made a $150,000 investment in the Brazilian distributor for a 25% interest.

Directors

Our Board of Directors consists of four members: Daniel Khesin, Keith Markey, Mark Wolfson and Matthew Pfeffer.

Committees of the Board of Directors

We have three committees of the Board of Directors - an audit committee, a compensation committee and a nominating and corporate governance committee.

Messrs. Markey, Wolfson and Pfeffer serve on our audit committee. The audit committee reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.

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

The nominating and corporate governance committee was formed: (1) to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders; (2) to recommend to the board director nominees for each committee of the board; (3) to oversee the evaluation of the board and management, and (4) to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.  The members of the nominating and corporate governance committee are Messrs. Markey and Wolfson.

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

Currently three of our directors, Messrs. Markey, Wolfson and Pfeffer, are “independent,” as defined under the NASDAQ Stock Market Listing Rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements were complied with during 2014, except as follows:

Mr. Mark Wolfson, a director of our company, purchased 2,389 shares of our common stock on the open market on September 20, 2014. Mr. Wolfson filed a Form 4 disclosing the transaction late.

Item 11.

Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years for: our principal executive officer or other individual serving in a similar capacity, our two most highly compensated executive officers other than our principal executive officer who were serving at December 31, 2014 as executive officers as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.  For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2014 Summary Compensation Table

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Options ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compen- sation ($)	Total ($)
Daniel Khesin, Chief Executive Officer and Chief Financial Officer	2014	$250,000(2)	—	—	—	—	—	81,651(3)	$331,651
	2013	$169,922	—	—	—	—	—	—	$169,922
Michael Paul Strong,	2013(1)	$102,000	—	—	—	—	—	—	$102,000
Vice President

———————

(1)

Resigned effective September 13, 2013. Includes consulting fees received subsequent to his resignation through December 31, 2013.

(2)

$50,000 due in stock was paid in cash.

(3)

$81,651 payments made by the Company for goods and services on behalf of the CEO.  See “Certain Relationships and Related Transactions, and Director Independence” below.

Employment Agreements

Daniel Khesin, CEO

Effective December 16, 2013, the Company entered into an executive employment agreement with Daniel Khesin, its current chief executive officer, to serve as chief executive officer, for an initial term through December 31, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months prior written notice (a “Non Renewal Notice”). During the Initial Term his base salary shall be $250,000 and shall increase by 20% for any one quarterly period following a quarterly period in which the Company is profitable. Such increases do not accumulate or carry over to subsequent periods. The base salary, commencing year ending December 31, 2014 and subject to Nasdaq Rules, includes $50,000 payable in Company common stock valued at the closing price at the end of each calendar year during the term of the agreement. Furthermore, Mr. Khesin shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors.  Under the agreement Mr. Khesin shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Khesin is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors’ and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Khesin and Mr. Khesin becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

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

Dr. Fernando Tamez, DS Mexico Officer

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.  In 2014, Dr. Tamez and the Company entered into a temporary informal agreement where Dr. Tamez receives 100% of the profits of Mexican operations, in an initiative to promote and maximize growth in exchange for restoration of normal wholesale pricing.

2014 Option Grants To Executive Officers

None.

Director Compensation

Pursuant to independent director agreements, we have agreed to pay our chairman of our audit committee an annual fee of $15,000. In addition, we issue each independent director restricted stock grants on each director’s respective date of appointment to acquire up to 5,000 shares of our common stock per annum. The grants are issued outside our equity incentive plan and vest in four equal tranches over a 12-month period commencing on each directors date of appointment to the board of directors. The following table summarizes the compensation paid by us to our directors during fiscal 2014, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Dr. Keith Markey	$—	$7,825	$7,825
Mark Wolfson	$—	$7,825	$7,825
Matthew Pfeffer	$15,000	$7,825	$7,825

Outstanding Equity Awards At Fiscal Year-End

None.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2014.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of March 30, 2015, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of April 11, 2015, we had 16,788,571 shares of common stock issued and outstanding. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1601 Green Road, Suite 301, Pompano Beach, Florida 33064.

For purposes of the table below, we treat shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 30, 2015, to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person, but we do not treat the shares as outstanding for the purpose of computing the percentage ownership of any other stockholder.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Daniel Khesin	4,374,448	27.2%
Keith Markey	11,250	*
Mark Wolfson	110,039	*
Matthew Pfeffer	10,000	*
All current officers and directors as a group (4 persons)	4,500,737	27.8%
Phoenix Investment Fund, Inc. (1)	800,000	4.9%
Mukesh and Nihar Paripatyadar JTWRS(2)	1,200,000	7.4%
Del Mar Master Fund(3)	1,512,500	9.3%

———————

* Less than 1%

(1)

Voting and dispositive control held by Ezio Da Fonseca. Address is Estrada das Canoas, Sao Conrado, Rio de Janiero, Brazil.

(2)

Address is 18 Millfield Road, Whickham, Newcastle upon Tyne, United Kingdom.

(3)

Voting and dispositive control held by David Freelove. Address is One Grand Central Place, 60 E 42nd Street, Suite 450, New York, NY 10165.

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

Currently three of our directors, Messrs. Markey, Wolfson and Pfeffer, are “independent,” as defined under the NASDAQ Stock Market Listing Rules. It is our current policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

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

Throughout year ended 2014 and through the three months ended March 31, 2015, Daniel Khesin, the Company's chief executive officer and chief financial officer received, in addition to his base compensation, reimbursement of expenses of approximately $82,000 which were for non-business related goods and services.  Furthermore, Mr. Khesin received cash payments of approximately $50,000 during 2014 that, pursuant to his executive employment agreement, were to be payable in shares of the Company's common stock at fiscal year end. While Mr Khesin believed that these payments were received as satisfaction of certain bonus or perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required prior approval of our compensation committee, which approval was not received until subsequent to the year ended December 31, 2014. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval are not in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

The Company paid a consultant who is a shareholder and performs outsourced COO services and was reimbursed the following:

o

$63,336 (2014) and $0 (2013) for outsourced COO services.

o

$89,954 (2014) and $0 (2013) for the purchase of materials needed for the assembly and manufacture of products for export,

o

$261,752 (2014) and $93,947 (2013) in cash and stock for IR related expenses and services.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees paid by us to Marcum LLP, our current independent registered public accounting firm, for the year ended December 31, 2014 and December 31, 2013.

Marcum LLP	2014	2013
Audit Fees (1)	$202,908	$205,000
Audit Related Fees (2)	$29,580	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement Effective November 1, 2012 (7)
3.1	Amended and Restated Articles of Incorporation dated January 13, 2007 (1)
3.2	Amendment to Amended and Restated Articles of Incorporation dated September 15, 2009 (2)
3.2.1	Articles of Amendment to Amended and Restated Articles of Incorporation effective November 30, 2012 (8)
3.3	Bylaws (1)
4.1	Form of Warrant dated October 4, 2011(4)
4.2	Revolving Demand Note dated March 30, 2012 (5)
10.1	2009 Divine Skin, Inc. Equity Incentive Plan (1)
10.2	Consulting Agreement with Abner Silva dated November 2008 (8)
10.3	Form of Exclusive Distribution Agreement (1)
10.4	Gamma Investors Exclusive Distribution Agreement, as amended and restated (8)
10.5	Demand Loan and Security Agreement dated March 30, 2012 (5)
10.6	Validity Guaranty dated March 30, 2012 (5)
10.8	WR Group Distribution Agreement dated March 1, 2009 (11)
10.9	License Agreement with LBK Group, Inc. Effective October 29, 2012 (6)
10.10	Purchase Agreement with LBK Group, Inc. dated October 29, 2012 (6)
10.11	Compensation Agreement with Fernando Tamez dated November 12, 2012 (7)
10.12	Performance Agreement dated December 11, 2012 (7)
10.13	Daniel Khesin Employment Agreement dated December 16, 2013 (10)
10.14	Securities Purchase Agreement dated December 24, 2013 (11)
10.15	Amendment Agreement Effective January 3, 2014 (12)
21.1	List of subsidiaries of the Company (9)
23.1	Consent of Marcum LLP (Provided herewith)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

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

Date:  April 15, 2015

DS Healthcare Group, Inc.

By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL KHESIN	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and Chairman	April 15, 2015
Daniel Khesin

/s/ KEITH MARKEY	Director	April 15, 2015
Keith Markey

/s/ MARK WOLFSON	Director	April 15, 2015
Mark Wolfson

/s/ MATTHEW PFEFFER	Director	April 15, 2015
Matthew Pfeffer

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

      and Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of DS Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2015

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS

Current Assets
Cash	$1,128,556	$2,872,946
Accounts receivable, net	1,809,178	2,229,329
Inventories, net	3,984,528	2,702,579
Prepaid expenses and other current assets	278,714	289,885
Total Current Assets	7,200,976	8,094,739

Furniture and Equipment, net	206,406	206,958
Intangible Assets, net	1,101,373	1,346,389
Other Assets	88,247	66,506

TOTAL ASSETS	$8,597,002	$9,714,592

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,229,863	$2,230,723
Accrued expenses	967,112	945,949
Credit facility	350,000	582,383
Other current liabilities	886,822	286,282
Total Current Liabilities	3,433,797	4,045,337

Long Term Debt, net of current portion	24,997	36,425

TOTAL LIABILITIES	3,458,794	4,081,762

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized:0 shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value, 300 million shares authorized: 16,202,268 and 15,843,005 shares issued and outstanding at December 31, 2014 and 2013, respectively	16,202	15,843
Additional paid-in-capital	14,839,695	14,163,595
Stock subscription	(2,500)	(194,500)
Accumulated deficit	(9,613,375)	(8,307,420)
Accumulated comprehensive income	(63,384)	(12,462)
Total Shareholders' Equity	5,176,638	5,665,056
Non-Controlling Interest	(38,430)	(32,226)

Total Shareholders' Equity	5,138,208	5,632,830

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,597,002	$9,714,592

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended December 31,
	2014	2013

Net Revenue	$13,414,265	$13,651,661

Cost of Goods Sold	5,280,909	6,943,043

Gross Profit	8,133,356	6,708,618

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,490,172	1,473,194
Other selling and marketing expenses	2,609,247	2,274,019
	4,099,419	3,747,213
General and administrative
Salary and personnel costs	2,327,482	2,351,953
Professional fees and consulting costs	1,667,788	1,744,250
Other general and administrative expenses	1,304,510	1,868,367
	5,299,780	5,964,570

Total operating costs and expenses	9,399,199	9,711,783

Operating Loss	(1,265,843)	(3,003,165)

Other Income (Expense)
Loss on conversion of debt	—	(289,600)
Interest expense	(71,536)	(115,150)
Other	25,220	278,658

Total other income (expense)	(46,316)	(126,092)

Loss Before Income Taxes	(1,312,159)	(3,129,257)

Income Tax Expense	—	96,033

Net Loss	(1,312,159)	(3,225,290)

Net Loss Attributable to Non-Controlling Interest	(6,204)	(15,859)

Net Loss Attributable to Common Shareholders	$(1,305,955)	$(3,209,431)

Basic and Diluted Earnings per Share:
Weighted average common shares outstanding	16,066,199	12,711,417
Net Loss per share	$(0.08)	$(0.25)

Other Comprehensive Income:
Foreign currency translation adjustment	(14,893)	(13,167)
Comprehensive loss	$(1,320,848)	$(3,222,598)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(1,312,159)	$(3,225,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,983	607,018
Amortization of deferred issuance costs	—	75,891
Loss on sale of fixed assets	—	21,637
Impairment of intangible assets	51,736	88,910
(Recovery) provision for bad debts	(36,363)	90,045
(Recovery) provision for obsolete inventory	(162,463)	49,720
Stock issued for services	681,459	717,981
Loss on extinguishment of debt	—	289,600
Changes in operating assets and liabilities:
Accounts receivable	456,513	(193,733)
Inventories	(1,119,486)	701,651
Prepaid expenses and other current assets	11,170	(206,612)
Accounts payable	(1,000,858)	(296,816)
Accrued expenses	21,163	241,067
Other current liabilities	600,541	58,874
Net cash used in operating activities	(1,508,764)	(980,057)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(130,079)	(46,794)
Purchase of injection molds	(5,750)	(35,139)
Proceeds from sale of fixed asset	24,822	—
Security deposits	(32,141)	(25)
Net cash used in investing activities	(143,148)	(81,958)

Cash Flows from Financing Activities:
Net (repayments) proceeds of credit facility	(582,383)	133,725
Proceeds of short term credit facility	350,000	—
Proceeds of shareholders' loans	—	310,000
Repayment of loans and notes	(11,429)	(117,752)
Repayments to related parties	—	17,973
Proceeds from sale of stock subscription	—	10,000
Proceeds from sale of common stock	197,000	421,300
Less issuance cost	(10,000)	(31,260)
Proceeds from private placement	—	2,942,000
Less issuance cost	—	(151,051)
Net cash (used) provided by financing activities	(56,812)	3,534,935

Effect of exchange rate changes on cash	(35,666)	(12,462)

(Decrease) Increase in Cash	(1,744,390)	2,460,458
Cash, Beginning of Period	2,872,946	412,488

Cash, End of Period	$1,128,556	$2,872,946

(Continued)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2014	2013
Supplemental Information:
Cash paid for interest	$49,988	$19,745
Cash paid for taxes	$—	$—
Supplemental Noncash Investing and Financing Activities:
Stock issued to satisfy accrued expenses	$63,000	$554,000
Conversion of preferred shares to common shares	$—	$5,500

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Changes in Equity
For the Period From January 1, 2013 to December 31, 2014

					Additional			Accumulated	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Income	Equity	Interest	Equity

January 1, 2013	5,500,000	$5,500	12,119,705	$12,120	9,244,748	$(30,000)	$(5,097,990)	$—	$4,134,378	$(16,366)	$4,118,012

Shares Issued:
Sold to private investors			390,135	390	423,410	(2,500)			421,300		421,300
Less: Issuance costs					(31,260)	—			(31,260)		(31,260)
Private investment in public equity			1,965,000	1,965	3,142,035	(202,000)			2,942,000		2,942,000
Less: Issuance costs					(151,051)	—			(151,051)		(151,051)
For services
Investor relations			161,033	161	293,222	30,000			323,383		323,383
Employee/associate compensation			53,424	53	102,668	—			102,721		102,721
Distributor award			120,199	120	229,105	—			229,225		229,225
Consulting			—		—	—			—		—
Board of Directors			27,500	28	62,623	—			62,651		62,651
Fair value adjustment of Mexican distributors									—		—
Fractional shares from reverse split			9						—		—

Subscriptions sold, shares not Issued:
Sold to private investors						10,000			10,000		10,000
Less: Issuance costs									—		—

Conversion into common shares:
Preferred shares converted	(5,500,000)	$(5,500)	550,000	550	4,950				—		—
Debt converted			456,000	456	843,144				843,600		843,600

Other Comprehensive Income								(12,462)	(12,462)		(12,462)

2013 Net Loss							(3,209,431)		(3,209,431)	(15,859)	(3,225,290)

January 1, 2014	—	$—	15,843,005	$15,843	$14,163,595	$(194,500)	$(8,307,420)	$(12,462)	$5,665,056	$(32,226)	$5,632,830

(Continued)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Changes in Equity (Continued)
For the Period From January 1, 2013 to December 31, 2014

					Additional			Accumulated	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Income	Equity	Interest	Equity

January 1, 2014	—	$—	15,843,005	$15,843	$14,163,595	$(194,500)	$(8,307,420)	$(12,462)	$5,665,056	$(32,226)	$5,632,830

Shares Issued:
Sold to private investors			5,000	5	4,995				5,000		5,000
Less: Issuance costs
Private investment in public equity						192,000			192,000		192,000
Less: Issuance costs					(10,000)				(10,000)		(10,000)
For services
Investor relations			108,000	108	169,452				169,560		169,560
Employee/associate compensation			74,513	74	125,580				125,654		125,654
Distributor award			8,000	8	19,512				19,520		19,520
Consulting			160,000	160	358,240				358,400		358,400
Board of Directors			3,750	4	8,321				8,325		8,325

Other Comprehensive Income								(50,922)	(50,922)		(50,922)

2014 Net Loss							(1,305,955)		(1,305,955)	(6,204)	(1,312,159)

December 31, 2014	—	$—	16,202,268	$16,202	$14,839,695	$(2,500)	$(9,613,375)	$(63,384)	$5,176,638	$(38,430)	$5,138,208

See accompanying notes to consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2013-YTD	Year ended December 31, 2013
2014-YTD	Year ended December 31, 2014
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”, ”DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years through a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products. We currently offer products within the following broad product categories: Hair Care, Skin Care and Personal Care.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to US GAAP.

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc. and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC (“Velocity”) and Wally Group, LLC, an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2013 consolidated financial statements have been reclassified for comparability with the December 31, 2014 presentation. These reclassifications had no effect on previously reported net loss.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At December 31, 2014 and 2013, the allowance for uncollectable accounts was $268,329 and $305,314, respectively, $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The difference between the methods was deemed de minimus to the consolidated financial statements. The Company recorded $93,430 and $111,919 in depreciation expense during 2014-YTD and 2013-YTD, respectively. Accumulated depreciation was $292,311 and $238,051 at December 31, 2014 and 2013, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. The Company performs an annual review of goodwill for indicators of impairment. When it is determined that goodwill may be impaired, the Company performs an impairment assessment of the acquired reporting unit and impairment tests using a fair value approach. As of December 31, 2014, the Company identified its Pure Guild brand rights as fully impaired and expensed $51,736 for such impairment.

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of Nutra Origin, Inc. During the fourth quarter of 2012, the Company completed its license of the Nutra Origin brand and established a new subsidiary to operate the brand. As part of the license agreement, the licensor was granted a 7% non-controlling interest in the newly formed subsidiary. In 2013, due to poor sales of the product line, the Company defaulted on its license agreement and fully impaired related brand rights of $89,705. During 2014, the performance of the product line diminished and we reported additional operational losses of $88,630, the non-controlling portion of which is $6,204. Management expects that brand operations will cease during the first quarter of 2015.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $291,904 and $170,451 for 2014-YTD and 2013-YTD, respectively.

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

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore recorded a full valuation allowance for the years ended December 31, 2014 and 2013. Income tax expense during the year ended December 31, 2013 was from Mexico operations. No provision was made for U.S. or foreign taxes on undistributed earnings of DS Mexico, as such earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of additional tax, if any, that may be payable on the undistributed foreign earnings.

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

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these consolidated financial statements except as disclosed.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3. – LIQUIDITY AND GOING CONCERN

We have sustained operational losses since our inception. At December 31, 2014, we had an accumulated deficit of $9,613,375. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of December 31, 2014, we had $1,128,556 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company. Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014 generating $131,107 in net revenue and establishing a hair treatment clinic which opened late November 2014 which has not yet generated appreciable sales. We are also renegotiating our arrangements for providing a private label product to a Fortune 500 healthcare company and have taken steps to increase our domestic and international presence. Although we cannot predict our success with these products or projects, all are currently under way and in various stages of completion.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•	We completed an operational budget for 2015 that sets changes in our processes to focus on profitability. We are also implementing a feedback process with improved interdepartmental communication.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The Company has not yet determined the effect of the adoption of this standard and its impact on the Company's consolidated financial position and results of operations.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. – INVENTORIES

Significant components of inventory at December 31, 2014 and 2013 consist primarily of:

	2014	2013

Bulk product and raw materials	$2,502,402	$1,930,848
Work in process	213,832	192,319
Merchandise inventory	1,423,929	965,127
Inventory in transit	231,623	164,005
Less: Allowance	(387,258)	(549,720)
	$3,984,528	$2,702,579

Management evaluated the inventory at December 31, 2014 and 2013 and reserved $387,258 and $549,720, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve due to its rapid turnover.

NOTE 6. – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2014 and 2013 consist primarily of:

	2014	2013
Prepaid rent	$—	$28,620
Prepaid insurance	71,685	38,523
Deferred financing costs, net of amortization	—	4,688
Prepaid value added tax	37,688	12,059
Employee advances	—	11,500
Other receivables	22,979	126,126
Prepaid board fees	—	15,150
Pending VAT and other current assets	146,362	53,219
	$278,714	$289,885

Prepaid rent – Represents the temporary timing of rent payments.

Prepaid insurance – Represents the temporary advance of deposits and scheduled premium payments made in excess of premiums expensed over the policy period.

Deferred issuance costs – These amounts were made in connection with obtaining financing arrangements from our asset based lender discussed more fully in Note 11, which consisted of loan origination fees, legal and due diligence fees. Deferred issuance costs advanced and expensed during 2014-YTD were $0 and during 2013-YTD totaled approximately $18,750 and $47,908, respectively. Our lender charged a renewal fee in April 2013. The facility was not renewed in 2014.

Prepaid and pending VAT – Represents payments made and in process by our Mexican subsidiary to tax authorities for the value added tax imposed on commercial transactions.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2014 and 2013 consist of:

	2014	2013
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(393,750)	(318,750)
Net distribution rights	356,250	431,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(159,086)	(92,570)
Net brand rights	—	66,516

DS Mexico customer list	932,000	932,000
Less: Accumulated amortization	(223,162)	(119,662)
Net customer list	708,838	812,338

Goodwill	36,285	36,285
	$1,101,373	$1,346,389

Brazilian distribution rights –The Company is a party to a 10 year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years. $75,000 was amortized during both years ending December 31, 2014 and 2013, respectively.  The Brazilian distributor has completed the regulatory approval process and began shipping product in 2014.

Pure Guild brand rights – The Company was party to an agreement with a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. We obtained a 100% interest in the Pure Guild brand in exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. These rights were being amortized over 6 years, representing the terms of the original supplier agreement. $14,780 has been amortized during both the years ending December 31, 2014 and 2013, respectively. As of December 31, 2014, the remaining unamortized brand rights were fully impaired due to the poor sales performance of the brand, resulting in a charge to operations of $51,736.

Nutra Origin brand license – We have been distributing the Nutra Origin brand products since October 2010 however the brand performance has eroded until it represented $0 of our sales. We leased the Nutra Origin brand license for $7,500 per month however due to poor brand sales performance, we forfeited our license rights. In December of 2013, we impaired the license rights and recognized a charge of $89,705.

DS Mexico customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years. Accordingly, the Company recognized $103,500 and $101,670 of amortization expense in the years ended December 31, 2014 and 2013, respectively.

Goodwill – Also in connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The asset is not being amortized; however the Company will access the asset for impairment annually. At December 31, 2014, no impairment was considered necessary.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. – INTANGIBLE ASSETS (Continued)

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 6.15 years.

	2015	2016	2017	2018	2019	Beyond	Total
Asset:
Brazil distribution rights	$75,000	$75,000	$75,000	$75,000	$56,250	$—	$356,250
Mexican customer list	103,500	103,500	103,500	103,500	103,500	191,338	708,838
	$178,500	$178,500	$178,500	$178,500	$159,750	$191,338	$1,065,088

NOTE 8. – ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 consist of:

	2014	2013
Advertising and marketing	$35,000	$12,264
Commissions	367,063	261,151
Director services	15,000	18,750
Facilities	10,300	12,535
Fees / interest	7,000	21,003
Investor relations	265,024	405,703
Production materials	102,958	144,543
Salaries and benefits	108,819	70,000
Warehouse	55,948	—
	$967,112	$945,949

Commissions – The reported amount is related to bonus earned for achieving various quarterly sales targets, dating back to the second quarter of 2014. Approximately 75% of the accrued amount may be satisfied by the issuance of common shares based on the market price of common shares on the day conversion occurs. Payment of either cash or stock occurs when collection from the customer is complete.

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2014 and 2013 consist of:

	2014	2013
Customer deposits	$141,998	$29,959
Credit cards	190,803	47,597
Marketing and promotional programs	227,681	—
VAT Taxes payable	173,567	142,848
Current portion of long term debt	11,429	10,770
Insurance premium financing	—	4,770
Vendor financing	25,174	50,338
Advance from employee	26,360	—
Other current liabilities	89,810	—
	$886,822	$286,282

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9. – OTHER CURRENT LIABILITIES (Continued)

Advance from employee – Our President of Mexican Operations advanced our Mexican operations on an unsecured non-interest bearing basis, funds to facilitate payments to several vendors.

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

NOTE 11. – DEBT FINANCING

Credit Facility - The Company was party to a credit facility which provided for asset based lending collateralized by all assets of the Company. Advances were based on 70% of qualified accounts receivable and 40% of eligible finished goods inventory. The credit facility as amended, provided for interest and bank fees, which aggregated to 8% (prime plus 3% plus 1.75% asset monitoring fees and other fees) per annum which was renewed with a reduced $200,000 credit facility and expired August 15, 2014 when it was fully repaid. The credit facility was personally guaranteed by our Chief Executive Officer. The loan has been fully repaid. Consequently, as of December 31, 2014 and 2013, the Company had $0 and $582,383 outstanding, respectively.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

Principal payout over the life of the loan is as follows:

	2015	2016	2017	Total
Current Portion of Long Term Debt	$11,429	$—	$—	$11,429
Long Term Debt	—	12,127	12,869	24,996
Total	$11,429	$12,127	$12,869	$36,425

Short Term Credit Facility – During the fourth quarter of 2014, the Company has replaced its asset based lending facility with a $350,000 short term credit facility, funded by a private party. The short term financing originally matured on March 28, 2015 which was extended to May 28, 2015 and provides for interest of 1% per month. The facility is secured by the Company’s finished goods inventory. During 2014 the Company accrued $7,000 of interest.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. – COMMITMENTS AND CONTINGENCIES

During the years ended December 31, 2014 and 2013, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The lease provides for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015. Effective September 30, 2014 the Company relocated this office to its Florida headquarters and is in negotiations with the landlord to formalize the lease termination. The Company believes the settlement will be de minimus to the consolidated financial statements as of December 31, 2014.

•

The Company was party to a sublease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida, which expired in July 2014. On June 25, 2014, commencing August 1, 2014, the Company completed negotiations with the property owner for a new lease for the same Deerfield Beach location. The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019. The lease provides for annual increases in the monthly base rent of $0.24- $0.27 per square foot.

Our Mexican subsidiary leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires in July 2015. The leases provide for monthly rent of $1,408.

The Company accounts for its facility leases using the straight-line method and incurred $489,643 and $408,491 in total rent expense in the years ended December 31, 2014 and 2013, respectively.

The Company is committed to lease payments over the next five years as follows:

	2015	2016	2017	2018	2019	Total
Facility Leases
Deerfield, FL (HQ/Production)	$432,600	$444,672	$457,238	$470,298	$278,882	$2,083,690
Mexico City, Mexico (Sales)	5,786	—	—	—	—	5,786
	$438,386	$444,672	$457,238	$470,298	$278,882	$2,089,476

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (Continued)

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We had demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock. During March 2014, the matter was settled and each party released the other from all claims related to the action. Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of December 31, 2014, the agreed shares have not been returned to treasury.

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at December 31, 2014 totaled $1,126,793.

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

Employment Agreement – Daniel Khesin

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (Continued)

During 2014, in addition to $250,000 base compensation paid to our CEO, our company paid approximately $82,000 to third parties for non-business related goods and services that were for his benefit. These goods and services required prior approval of our compensation committee, which approval was not received until subsequent to the year ended December 31, 2014. These payments, however, were recorded as compensation during the 2014 quarterly periods. Subsequently, our board and the compensation committee approved the payments, bringing our CEO’s annual compensation for 2014 to approximately $332,000.

Employment Agreement – Dr. Fernando Tamez

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12 month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.  In 2014, Dr. Tamez and Mr. Daniel Khesin CEO on behalf of the Company, entered into a temporary informal agreement where Dr. Tamez receives 100% of the profits of Mexican operations, which amounted to approximately $36,000, in an initiative to promote and maximize growth in exchange for restoration of normal wholesale pricing.

NOTE 13 – EQUITY

Common Stock

When shares are issued in lieu of cash for goods or services, such goods or services are valued based upon the shares issued multiplied by the closing price of the stock on the date immediately preceding such issuance.

During the first quarter of 2013, the Company issued 15,300 shares to a distributor for achieving sales goals valued at $2.50 per share, which resulted in a sales allowance of $38,250 in aggregate. We also issued 20,000 shares to an investor relations (“IR”) firm for services valued at $2.20 per share or $44,000 in total and our directors received 5,000 shares for services valued at $3.20 per share or $16,000.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – EQUITY (Continued)

During the fourth quarter of 2013, we also issued 94,679 shares in aggregate to five individuals who perform services for the Company valued at prices ranging from $1.91 to $2.31 per share or $190,336 in total. On November 20, 2013, we also issued 15,000 shares to our directors for services rendered and to be rendered under independent director agreements, valued at $2.02 per share or $30,300 in total.

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

During the first quarter of 2014, the Company issued 8,000 shares of common stock to distributors for achieving sales goals valued at $2.44 per share, which resulted in a sales allowance of $19,520. We also issued 48,000 shares of common stock to an investor relations (“IR”) firm for services and 160,000 shares of common stock to a consultant in aggregate valued at $2.24 average per share or $464,960 in total. We also issued 5,000 shares of common stock to an investor. We also issued an aggregate of 3,750 shares of common stock to our three directors for services rendered valued at $2.22 average per share or $8,325 in total.

During the second quarter of 2014, the Company issued 20,513 shares of common stock in settlement of a lawsuit originated by a former employee valued at $40,000.

During the third quarter of 2014, the Company issued in aggregate, 54,000 shares of common stock to a consultant and an employee for services rendered, at a value of $85,654.

During the fourth quarter of 2014, the Company issued 60,000 shares of common stock to a IR firm in satisfaction of an obligation recognized in the third quarter of 2014 for services rendered, at a value of $63,000.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – EQUITY (Continued)

Warrants

The following tables present the status of warrants outstanding at December 31, 2014 and December 31, 2013, respectively.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2013
Outstanding at January 1, 2013	253,893	$4.67	3.21	$—
Issued	—	—		—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2013	253,893	$4.67	2.21	$—
Exercisable at December 31, 2013	253,893	$4.67	2.21	$—

Year Ended December 31, 2014
Outstanding at January 1, 2014	253,893	$4.67	2.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2014	253,893	$4.67	1.21	$—
Exercisable at December 31, 2014	253,893	$4.67	1.21	$—

Options

As of December 31, 2014, the Company had an equity incentive plan (See Note 16). All options that have been granted through December 31, 2014 have been granted outside this plan.

The following tables present the status of all options outstanding at December 31, 2014 and 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2013
Outstanding at January 1, 2013	32,633	$0.10	2.0	$107,690
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at December 31, 2013	32,633	$0.10	1.16	$76,668
Exercisable at December 31, 2013	32,633	$0.10	1.16	$76,668

Year Ended December 31, 2014
Outstanding at January 1, 2014	32,633	$0.10	1.16	$76,668
Issued	—	—
Exercised	—	$—
Forfeited	—	—
Outstanding at December 31, 2014	32,633	$0.10	0.16	$20,885
Exercisable at December 31, 2014	32,633	$0.10	0.16	$20,885

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – EQUITY (Continued)

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

NOTE 14. – INCOME TAXES

The provision for income taxes for 2014-YTD and 2013-YTD is summarized as follows:

	2014	2013

Current:
Federal	$—	$—
State	—	—
Non-U.S.	—	—
	—	—
Deferred:
Federal	(218,761)	(906,445)
State	(22,501)	(91,319)
Non-U.S.	—	(17,109)
Increase in valuation allowance	241,262	1,014,873

Total provision (benefit) for income taxes	$—	$—

The provision for income taxes for 2014-YTD and 2013-YTD differs from the amount computed by applying the U.S. federal statutory rate to loss before provision (benefit) for income taxes as follows:

	2014		2013

Expected provision (benefit) at statutory rate	(35.0%	)	(35.0%	)
State taxes, net of federal tax benefit	(3.6%	)	(3.6%	)
Permanent differences and other	8.9%		—%
True-up of deferred tax asset	11.3%		—%
Increase in valuation allowance	18.4%		38.6%

Total provision (benefit) for income taxes	—%		—%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$2,772,392	$2,377,321
Stock-based compensation	—	492,937
Reserves and allowances	350,093	13,673
Accrued interest	4,819	2,111
Total deferred tax assets	3,127,304	2,886,042
Valuation allowance	(3,127,304)	(2,886,042)
Net deferred tax assets	$—	$—

As of December 31, 2014 and 2013, the Company had U.S. federal and state net operating loss carry-overs of $7,182,363 and $6,015,113, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2030 and ending on 2032. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership.

United States and foreign components of loss before income taxes were as follows:

	For the Years Ended December 31,
	2014	2013

United States	$(1,312,159)	$(3,047,979)
Foreign	—	(81,278)
Loss before income taxes	$(1,312,159)	$(3,129,257)

The Company evaluated the provisions of ASC 740 related to accounting for uncertainty in income taxes recognized in the Company’s financial statements as of December 31, 2014 and 2013.  Based on management’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. During the years ended December 31, 2014 and 2013, the Company had not incurred interest or penalties.  Our evaluation was performed for the tax years ended December 31, 2014 and 2013. The Company files income tax returns in the US federal jurisdiction and the states of Florida and North Carolina.  The Company's federal and state income tax returns since 2011 are subject to examination by the Internal Revenue Service, and our state income tax returns since 2010 are subject to examination by the respective state jurisdiction.  Returns are generally subject to examination for a period of three years after the returns were filed.  The Company has not filed its state tax returns for 2013, and any state net operating loss carry-overs will not be available to offset future taxable income, if any, until the returns are filed.

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

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 500,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury. No shares have been issued.

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

NOTE 16. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 38% of net revenue. Spectral DNC-N represents 7% of net revenue and Polaris NR09 and Spectral DNC 5% each represent 5% of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2014-YTD and 2013-YTD. During 2014-YTD and 2013-YTD, our top ten customers generated 49% and 34% of our net revenue, respectively.

There were no sales to customers individually in excess of 10% of total sales during 2013-YTD. Sales to customers individually in excess of 10% of net revenue during 2014-YTD and their accounts receivable at December 31, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$2,400,471	18%	$0	0%

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

Purchases from significant vendors during 2014-YTD and their accounts payable at December 31, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$1,052,694	20%	$126,005	14%
D	$ 574,969	11%	$ 31,095	3%

Purchases from significant venders during 2013-YTD and their accounts payable at December 31, 2013 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$533,968	13%	$126,027	11%
C	$764,357	19%	$ 87,782	8%

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

Information about the Company’s geographic operations for both 2014-YTD and 2013-YTD as follows:

	2014	2013
Net Revenue:
North America	$4,938,461	$7,046,473
International	8,475,804	6,605,188
	$13,414,265	$13,651,661

Furniture and Equipment, Net:
North America	$149,809	$89,758
International	56,597	117,200
	$206,406	$206,958

NOTE 19. – CONSOLIDATION OF VARIABLE INTEREST ENTITY

The Company holds a variable interest in Velocity an entity for which the Company is the primary beneficiary. Velocity performs packaging and shipping services exclusively for the Company. The Company’s variable interest relates to a financing arrangement whereby, all operational expenses including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own. Accordingly, the Company determined that Velocity was a VIE and the Company was the primary beneficiary under the guidance offered in ASC 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

the Company paid $103,233 (2014) and $103,233 (2013) as compensation to the father of our Chief Executive Officer for consulting on various projects,

•

the Company paid a consultant who is a shareholder and performs outsourced COO services and was reimbursed the following:

o

$63,336 (2014) and $0 (2013) for outsourced COO services.

o

$89,954 (2014) and $0 (2013) for the purchase of materials needed for the assembly and manufacture of products for export,

o

$261,752 (2014) and $93,947 (2013) in cash and stock for IR related expenses and services.

As of December 31, 2014 and 2013, the Company had recorded in its accounts payable and accrued expenses $198,164 and $280,443, respectively.

NOTE 21. – SUBSEQUENT EVENTS

Equity –

During the first quarter of 2015, the Company sold an aggregate of 440,000 shares to a private investor for $220,000.

Also during the first quarter of 2015, the Company has issued an aggregate 125,790 shares to certain employees, distributors and consultants for various duties preformed during the period.