Form 10-Q
period 2015-03-31
DS HEALTHCARE GROUP, INC.
filed 2015-05-20
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 17,113,058 shares of common stock outstanding as of May 19, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$652,093	$1,128,556
Accounts receivable, net	2,043,176	1,809,178
Inventories, net	4,142,457	3,984,528
Prepaid expenses and other current assets	277,884	278,714
Total Current Assets	7,115,610	7,200,976

Furniture and Equipment, net	187,707	206,406
Intangible Assets, net	1,088,511	1,101,373
Other Assets	100,497	88,247

TOTAL ASSETS	$8,492,325	$8,597,002

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$996,084	$1,229,863
Accrued expenses	904,495	967,112
Note payable	350,000	350,000
Other current liabilities	625,510	886,822
Total Current Liabilities	2,876,089	3,433,797

Long Term Debt, net of current portion	22,032	24,997

TOTAL LIABILITIES	2,898,121	3,458,794

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized: 16,328,058 and 16,202,268 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16,328	16,202
Additional paid-in-capital	14,940,069	14,839,695
Stock subscription	217,500	(2,500)
Accumulated deficit	(9,698,513)	(9,613,375)
Accumulated comprehensive income	157,250	(63,384)
Total Shareholders' Equity	5,632,634	5,176,638
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	5,594,204	5,138,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,492,325	$8,597,002

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Net Revenue	$2,803,920	$2,684,964

Cost of Goods Sold	1,138,760	1,202,518

Gross Profit	1,665,160	1,482,446

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	169,372	360,559
Other selling and marketing expenses	607,406	609,463
	776,778	970,022
General and administrative
Salary and personnel costs	512,451	584,683
Professional fees and consulting costs	376,411	585,226
Other general and administrative expenses	189,278	164,035
	1,078,140	1,333,944

Total operating costs and expenses	1,854,918	2,303,966

Operating Loss	(189,758)	(821,520)

Other Income (Expense)
Interest expense	(15,855)	(27,545)
Other	120,475	(1,088)

Total other income (expense)	104,620	(28,633)

Net Loss	(85,138)	(850,153)

Net Loss Attributable to Non-Controlling Interest	—	(4,371)

Net Loss Attributable to Common Shareholders	$(85,138)	$(845,782)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,256,461	15,967,533
Net Loss per share	$(0.01)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$25,546
Comprehensive loss	$(100,031)	$(820,236)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(85,138)	$(850,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,307	69,898
Loss on disposal of fixed assets	—	2,468
Recovery of bad debts	(16,504)	(152,875)
Provision for obsolete inventory	1,087	25,018
Stock issued for services	100,500	91,254
Changes in operating assets and liabilities:
Accounts receivable, net	(217,494)	775,198
Inventories, net	(159,016)	(680,041)
Prepaid expenses and other current assets	830	102,914
Accounts payable	(233,780)	(570,238)
Accrued expenses	(62,617)	(257,994)
Other current liabilities	(261,311)	505,923
Net cash used in operating activities	(901,136)	(938,628)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	526	(40,975)
Purchase of injection molds	(14,250)	—
Net cash used in investing activities	(13,724)	(40,975)

Cash Flows from Financing Activities:
Net repayments of credit facility	—	(105,326)
Repayment of loans and notes	(2,965)	(1,858)
Proceeds from sale of stock subscription	220,000	—
Proceeds from sale of common stock	—	192,000
Less issuance cost	—	(10,000)
Net cash provided by financing activities	217,035	74,816

Effect of exchange rate changes on cash	221,362	27,111

Decrease in cash	(476,463)	(877,676)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$652,093	$1,995,270

Supplemental Information:
Cash paid for interest	$—	$27,545
Supplemental Noncash Investing and Financing Activities
Stock issued to satisfy accrual	$—	5,000

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2014-QTR	Three months ended March 31, 2014
2014-YTD	Year ended December 31, 2014
2015-QTR	Three months ended March 31, 2015
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”, ”DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years. The Company has grown steadily over the last few years with a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. The Company utilizes two innovative technologies in its products, (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products. We currently offer products within the following broad product categories:  Hair Care, Skin Care and Personal Care.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2015. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of March 31, 2015 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2015.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2015 and December 31, 2014, the allowance for uncollectable accounts was $251,825 and $268,329, respectively, $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $47,326 and $89,731 for 2015-QTR and 2014-QTR, respectively.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 286,526 shares as of March 31, 2015 and 2014.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At March 31, 2015, we had an accumulated deficit of $9,698,513. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of March 31, 2015, we had $652,093 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $131,107 2014-YTD and $85,636 2015-QTR in net revenue, respectively. The company also established a hair treatment clinic which opened in late November 2014 which has not yet generated appreciable sales. In the first quarter 2015, we have launched a range of new products. Although we cannot predict our success with these products or projects, all are currently under development and production and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to:

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

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

NOTE 5. – INVENTORIES

Significant components of inventory at March 31, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Bulk product and raw materials	$2,416,001	$2,502,402
Work in process	274,790	213,832
Merchandise inventory	1,693,639	1,423,929
Inventory in transit	146,372	231,623
Less: Allowance	(388,345)	(387,258)
	$4,142,457	$3,984,528

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(412,500)	(393,750)
Net distribution rights	337,500	356,250

DS Mexico customer list	932,000	932,000
Less: Accumulated amortization	(217,274)	(223,162)
Net customer list	714,726	708,838

Goodwill	36,285	36,285
	$1,088,511	$1,101,373

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 6.13 years.

	2015	2016	2017	2018	Beyond	Total
Asset:
Brazil distribution rights	$56,250	$75,000	$75,000	$75,000	$56,250	$337,500
Mexican Customer list	77,625	103,500	103,500	103,500	326,601	714,726
	$133,875	$178,500	$178,500	$178,500	$382,851	$1,052,226

NOTE 7. – ACCRUED EXPENSES

Accrued expenses at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Advertising and marketing	$—	$35,000
Commissions	315,729	367,063
Director services	1,510	15,000
Facilities	16,480	10,300
Fees / interest	10,500	7,000
Investor relations	301,652	265,024
Production materials	109,320	102,958
Personnel	121,321	108,819
Warehouse	27,983	55,948
	$904,495	$967,112

Investor relations – The reported amount is related to various agreements, dating back to August 2013, to perform investor relations services.  The services are payable in shares of our common stock, valued based on the day the services were deemed completed and the right to receive shares were earned.  The obligation at March 31, 2015 and December 31, 2014 could have been settled in cash or with the issuance of 357,154 shares of our common stock, at the Company’s discretion.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Customer deposits	$178,371	$141,998
Credit cards	198,815	190,803
Marketing and promotional programs	102,772	227,681
VAT taxes payable	77,795	173,567
Current portion of long term debt	11,599	11,429
Loan from shareholder	10,000	—
Vendor financing	25,174	25,174
Advance from employee	—	26,360
Promotional gift cards	4,645	—
Payroll taxes payable	16,139	—
Other current liabilities	200	89,810
	$625,510	$886,822

NOTE 9. – DEBT FINANCING

Note Payable – The Company is party to a note for $350,000 which is secured by finished goods and bears interest at 1% per month.  The note originally matured on March 28, 2015 and was extended to May 28, 2015.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly principal and interest payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

Principal payout over the life of the loan is as follows:

	2015	2016	2017	Total
Current Portion of Long Term Debt	$8,635	$2,964	$—	$11,599
Long Term Debt	—	9,163	12,869	22,032
Total	$8,635	$12,127	$12,869	$33,631

NOTE 10. – COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2015, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expire on December 31, 2015.  Effective September 30, 2014 the Company has relocated this office to its Florida headquarters and as of March 31, 2015 is still in negotiations with the landlord to formalize the lease termination.

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

(unaudited)

NOTE 10. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s Mexican facility leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires in July 2015.  The leases provide for monthly rent of $1,408.

The Company accounts for its facility leases using the straight-line method and incurred $106,914 and $99,884 in total rent expense in the three months ended March 31, 2015 and 2014, respectively.

The Company is committed to lease payments over the next five years as follows:

	2015	2016	2017	2018	Beyond	Total
Facility Leases
Deerfield, FL (HQ/Production)	$325,686	$444,672	$457,238	$470,298	$278,882	$1,976,776
Mexico City, Mexico (Sales)	5,786	—	—	—	—	5,786
	$331,472	$444,672	$457,238	$470,298	$278,882	$1,982,562

Pending and threatened litigation –

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

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We had demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action.  Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of March 31, 2015, the agreed shares have not been returned to treasury.

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at March 31, 2015 totaled $496,994.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 11 – EQUITY

Common Stock

During the first quarter of 2015, the Company issued 32,500 shares of common stock to distributors for achieving sales goals valued at $27,000. We also issued 57,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $43,500 in total. We also issued an aggregate of 36,290 shares of common stock to three employees for services rendered, at a value of $30,000 in total. We also received $220,000 from an investor for a subscription to purchase 440,000 shares, which was accepted on April 1, 2015. (See Note 16)

NOTE 12. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 46% of net revenue. Spectral DNC-N represents 10% of net revenue and Spectral DNC-s V1 and DNC-5% each represent 6% of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2015-QTR and 2014-QTR. During 2015-QTR and 2014-QTR, our top ten customers generated 72% and 45% of our net revenue, respectively.

Sales to customers individually in excess of 10% of net revenue during 2015-QTR and their accounts receivable at March 31, 2015 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

H	$304,949	13%	$366,835	14%
F	$261,086	11%	$207,631	8%

Sales to customers individually in excess of 10% of net revenue during 2014-QTR and their accounts receivable at March 31, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

H	$378,310	13%	$249,413	12%

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

Purchases from significant vendors during 2015-QTR and their accounts payable at March 31, 2015 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

A	$191,713	22%	$29,419	4%
C	$171,149	20%	$56,824	8%

Purchases from significant vendors during 2014-QTR and their accounts payable at March 31, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$325,731	28%	$98,029	6%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 14. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia. We consider these customers as based in North America. However our sales to international distributors who distribute our product outside North America have been consistent.

Information about the Company’s geographic operations for both 2015-QTR and 2014-QTR as follows:

	2015	2014
Net Revenue:
North America	$1,204,010	$1,033,997
International	1,599,910	1,650,967
	$2,803,920	$2,684,964

Furniture and Equipment, Net:
North America	$138,561	$119,530
International	49,146	103,128
	$187,707	$222,658

NOTE 15. – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

the Company paid $25,808 (2015) and $25,808 (2014) as compensation to the father of our Chief Executive Officer for consulting on various projects,

•

the Company had receivables from a consultant of $40,625 (2015) and $11,170 (2014) and payables of $2,730 (2015) and $11,571 (2014). In addition, the Company paid the consultant who is a shareholder and performs outsourced COO services and was reimbursed the following:

o

$47,500 (2015) and $0 (2014) for outsourced COO services.

o

$8,839 (2015) and $6,875 (2014) for the purchase of materials needed for the assembly and manufacture of products for export,

o

$20,000 (2015) and $0 (2014) in cash and stock for IR related expenses and services.

NOTE 16. – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.

On April 1, 2015, we accepted a subscription to purchase 440,000 shares for cash proceeds of $220,000, which was received and deposited in 2015 QTR.

On April 20, 2015, we received a secured loan for $250,000 from one of our shareholders. This loan bears interest of 1% per month and is due on April 20, 2016. This loan is secured by the Company’s accounts receivable. As part of the terms, the Company has issue 30,000 warrants with an exercise price of $0.85 per share, with an expiration date of April 20, 2017.

During the second quarter of 2015, the company issued 345,000 shares for services in aggregate valued at $1.64 or $565,800.

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

Results of Operations

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Revenues, net – Total net revenues increased $118,956 or 4.4%, from $2,684,964 for the three months ended March 31, 2014 to $2,803,920 for the three months ended March 31, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 46% of total sales for the period. In addition, Spectral DNC-N represents approximately 10% of total sales for each period along with Spectral DNC-S V1 and Spectral DNC 5% which represents 6% each of net revenue.

Net revenue from our Mexican subsidiary increased 5.1% in 2015-QTR compared to 2014-QTR, accounting for $664,183 (24%) and $631,975 (23.5%) of consolidated net sales for the three months ended March 31, 2015 and 2014 respectively. The increase in net revenue from our Mexican subsidiary as a result of increased marketing efforts, continues to consistently contribute to the overall increase in net revenue. Sales generated from US operations have increased as well, as a result of no longer delaying sales due to backorders. The issue of backorders has improved dramatically. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 70% and 45% of our total revenues during the three months ended March 31, 2015 and March 31, 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $63,758 or 5.3%, from $1,202,518 (2014-QTR) to $1,138,760 (2015-QTR). We continued additional cost cutting efforts during the quarter ending March 31, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies.

Consequently, the gross margin has improved from 55.2% (2014-QTR) to 59.4% (2015-QTR), with US operations accounting for $1,120,545 or 76% (2014-QTR) and $1,280,946 or 77% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $361,901 or 24% (2014-QTR) and $384,214 or 23% (2015-QTR) of gross margin dollars, offset by the stronger dollar compared to the Mexican peso.

Selling and Marketing Costs – Selling and marketing costs decreased $193,243 or 19.9% from $970,022 (2014-QTR) to $776,778 (2015-QTR). The decrease was due to the following:

–	Decreases of:

•	$191,187 for consulting and commissions, as a result of decreased sales incentives and improved efficiencies in the sales force, and

•	$51,242 for product development, as a result of completion of new product development in Q4 2014.

–	Partially offset by increases of:

•	$22,261 for travel and entertainment costs, as a result of increased educational and training of support staff during the quarter, and

•	$11,947 for Internet and Web Hosting costs, as a result of increased activity through the online store and technical support needed.

General and Administrative Costs – General and administrative costs decreased $255,804 or 19.2%, from $1,333,944 (2014-QTR) to $1,078,140 (2015-QTR). The decrease is due to the following:

–

Decreases of:

•

$208,815 for professional fees primarily associated with a reduced need for consultants, specifically receiving common stock compensation, and

•

$72,232 for personnel costs, as a result of reductions in redundancies and overall staff needs, and

•

$23,302 for depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing the Pure Guild brand and other intangibles associated with our Mexico operations during 2014, and

•

$26,015 for licenses and permits as a result of a decreased filings of regulatory permits in the U.S. and abroad, specifically with our Mexico subsidiary.

•

$23,364 for bank charges as a result of improved internal policies within A/P for wire and bank analysis costs, as well as overall fees for transactions.

•     $58,866 for other general and administrative costs, as a result of improved overall efficiencies.

–	Partially offset by increases of: • $158,391 for bad debt, as a result of a one time reversal during 2014-QTR.

Other Income and Expenses – Other income and expense increased $121,563 or 111.7%, from $1,088 expense (2014-QTR) to $120,475 income (2015-QTR). The increase is due to invoicing a one-time fee of $120,000 for terminating our existing agreement with a major consumer products company so that a new agreement could be structured.  The Company realized no revenue from the terminated agreement.

Liquidity and Capital Resources

We had cash of $652,093 and working capital of $4,239,520 at March 31, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Three Months Ended March 31, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2015 of $901,136. In addition, changes in operating assets and liabilities used cash of $933,773 as follows:

•	$217,879 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$159,016 used by an increase in inventory component levels resulting from implementing a purchasing strategy to continue eliminating backorders and improve customer satisfaction,
•	$233,781 used by a decrease in accounts payable resulting from efforts to reduce outstanding vendor balances and restore normalized vendor relations,
•	$62,617 provided by an increase in accrued expenses as a result of an increase in certain accrued expenses such as commissions due, and
•	$260,480 provided by net changes in other current assets and liabilities primarily as a result of increased liabilities associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $13,724 in net cash during the three months ended March 31, 2014. Net cash used is primarily the result of injection mold purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities contributed $217,035 in net cash during the three months ended March 31, 2015, primarily as a result of the $220,000 contributed for purchase of subscriptions, and use of $2,965 in repayment of loans and notes.

Financial Position

Total Assets – Our total assets decreased $104,678 or 1.2% from $8,597,002 as of December 31, 2014 to $8,492,325 as of March 31, 2015, primarily as a result of the cash used to repay creditors and increase inventory components. There was a net decrease in current assets of $85,367 the components of which are discussed further below. The decrease in total assets was also the result of a decrease of $12,862 in Intangible assets, due to amortization, as well as a decrease in Equipment, net of depreciation, of $18,699 which was partially offset by an increase of $12,250 in other assets.

Current Assets – The net decrease in current assets of $85,367 was primarily associated with a decrease in cash of $476,462, primarily to support operations. These decreases were partially offset by a $157,929 increase in inventory levels and a $233,998 increase in Accounts receivable. These net changes are primarily driven by changes in sales and other factors more specifically discussed below:

Inventory – Inventory levels increased 4.0% from December 31, 2014 to March 31, 2015, as a result of continued efforts to replenish inventory in key raw material components in anticipation of higher sales in the latter half of 2015. Inventory levels increased as a result of increased number of SKU’s in our portfolio of products. Backlog and back orders have effectively been reduced to zero and perceived sales in the later part of 2015 should use the inventory on hand.

Average inventory represents approximately 89.2% of COGS or over an eleven month supply based on the sell through rate achieved for the three months ended March 31, 2015, resulting in an inventory turnover rate of 1.37 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable increased $233,998, primarily as a result of increased sales during Q1 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses increased 13.9%, primarily as a result of advances in stock for services.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of March 31, 2015 that persist are as follows:

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

Plans for Remediation of Material Weaknesses

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue throughout 2015, as financial resources permit. The Company plans to hire a full-time Chief Financial Officer. The Company continues to formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non- accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2015, the Company issued 32,500 shares of common stock to distributors for achieving sales goals valued at $27,000. We also issued 57,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $43,500 in total. We also issued an aggregate of 36,290 shares of common stock to three employees for services rendered, at a value of $30,000 in total.

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

Date: May 20, 2015	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer