Form 10-Q
period 2015-06-30
DS HEALTHCARE GROUP, INC.
filed 2015-08-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

There were 17,964,712 shares of common stock outstanding as of August 5, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$979,111	$1,128,556
Accounts receivable, net	2,795,608	1,809,178
Inventories, net	3,955,359	3,984,528
Prepaid expenses and other current assets	357,472	278,714
Total Current Assets	8,087,550	7,200,976

Furniture and Equipment, net	168,757	206,406
Intangible Assets, net	1,049,675	1,101,373
Other Assets	102,706	88,247

TOTAL ASSETS	$9,408,688	$8,597,002

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,226,283	$1,229,863
Accrued expenses	660,110	967,112
Obligation to issue common stock	350,000	—
Credit facility	250,000	350,000
Other current liabilities	886,516	886,822
Total Current Liabilities	3,372,909	3,433,797

Long Term Debt, net of current portion	19,023	24,997

TOTAL LIABILITIES	3,391,932	3,458,794

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized:
0 shares issued and outstanding at
June 30, 2015 and December 31, 2014.	—	—
Common stock, $0.001 par value, 300 million shares authorized:
17,394,712 and 16,202,268 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	17,395	16,202
Additional paid-in-capital	15,901,663	14,839,695
Stock subscription	(300,667)	(2,500)
Accumulated deficit	(9,708,065)	(9,613,375)
Accumulated comprehensive income	144,860	(63,384)
Total Shareholders' Equity	6,055,186	5,176,638
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	6,016,756	5,138,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,408,688	$8,597,002

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Revenue	$3,659,548	$3,744,434	$6,463,468	$6,429,397

Cost of Goods Sold	1,595,181	1,802,898	2,733,941	3,005,416

Gross Profit	2,064,367	1,941,536	3,729,527	3,423,981

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	358,236	479,778	527,608	840,337
Marketing and promotion	151,652	110,643	392,522	347,757
Other selling and marketing expenses	380,878	603,817	747,414	976,166
	890,766	1,194,238	1,667,544	2,164,260
General and administrative
Salary and personnel costs	511,172	557,058	1,023,624	1,141,741
Professional fees and consulting costs	346,102	472,549	722,513	1,057,774
Other general and administrative expenses	290,051	308,929	479,329	472,965
	1,147,325	1,338,536	2,225,466	2,672,480

Total operating costs and expenses	2,038,091	2,532,774	3,893,010	4,836,740

Operating Income (Loss)	26,276	(591,238)	(163,483)	(1,412,759)

Other Income (Expense)
Interest expense	(24,957)	(22,443)	(40,812)	(49,988)
Other	(10,870)	10,036	109,605	8,950

Total other income (expense)	(35,827)	(12,407)	68,793	(41,038)

Loss Before Income Taxes	(9,551)	(603,645)	(94,690)	(1,453,797)

Income Tax Expense	—	31,527	—	31,527

Net Loss	(9,551)	(635,172)	(94,690)	(1,485,324)

Net Loss Attributable to Non-Controlling Interest	—	(1,833)	—	(6,204)

Net Loss Attributable to Common Shareholders	$(9,551)	$(633,339)	$(94,690)	$(1,479,120)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,043,601	16,085,112	16,652,204	16,007,119
Loss per share	$(0.00)	$(0.04)	$(0.01)	$(0.09)

Other Comprehensive Income:
Foreign currency translation adjustment	(12,390)	(40,439)	208,244	(14,893)
Comprehensive (loss) income	$(21,941)	$(673,778)	$113,554	$(1,494,013)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(94,690)	$(1,485,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,104	144,909
Loss on disposal of fixed assets	—	2,468
(Recovery) for bad debts	(6,656)	(142,585)
(Recovery) for obsolete inventory	(15,910)	(168,917)
Stock issued for services	136,760	31,520
Changes in operating assets and liabilities:
Accounts receivable	(979,774)	274,742
Inventories	45,079	(653,041)
Prepaid expenses and other current assets	(51,425)	232,648
Accounts payable	(3,583)	(627,001)
Accrued expenses	73,900	(44,862)
Other current liabilities	(305)	577,137
Net cash used in operating activities	(794,500)	(1,858,306)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(457)	(50,359)
Purchase of injection molds	(18,459)	—
Proceeds from disposal of fixed asset	(212)	—
Net cash used in investing activities	(19,128)	(50,359)

Cash Flows from Financing Activities:
Repayments of credit facility	—	(353,496)
Proceeds of credit facility	250,000	—
Repayment of loans and notes	(5,974)	(5,630)
Proceeds from sale of stock subscription	220,000	—
Proceeds from sale of common stock	—	192,000
Less issuance cost	—	(10,000)
Net cash provided (used) by financing activities	464,026	(177,126)

Effect of exchange rate changes on cash	200,157	(14,100)

Decrease in Cash	(149,445)	(2,099,891)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$979,111	$773,055

Supplemental Information:
Cash paid for interest	$40,812	$49,988
Supplemental Noncash Investing and Financing Activities
Stock issued to settle debt	$—	$5,000
Conversion of note to common stock pending issuance	$350,000	$—
Common stock issued for prepaid services	$328,000	$—
Common stock issued to settle accrued expenses	$380,902	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2014-QTR	Three months ended June 30, 2014
2014-YTD	Six months ended June 30, 2014
2015-QTR	Three months ended June 30, 2015
2015-YTD	Six months ended June 30, 2015
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (the “Company”, “DS Laboratories”, “DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. The Company is engaged in the development and discovery of drug therapies for specialty pharmaceuticals and commercializes innovative personal care products for its consumer brand. The growing personal care products portfolio is distributed through a network of domestic and international retailers and distributors. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Our goal is to immediately commercialize unique and disruptive technologies for personal care products that consumers use everyday and to advance drug development to capitalize on both short term and long term projects.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The condensed consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting is US GAAP.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2015. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of June 30, 2015 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2015.

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the June 30, 2015 presentation. These reclassifications had no effect on previously reported net loss.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At June 30, 2015 and December 31, 2014, the allowance for uncollectable accounts was $261,824 and $268,329, respectively, $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $75,324 and $157,977 for 2015-YTD and 2014-YTD, respectively.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 316,526 shares as of June 30, 2015 and 2014.

Debt Discounts

The Company records, as a discount to notes, the relative fair value of warrants issued in connection with the issuances and the intrinsic value of any conversion options based on the differences between the fair value of the underlying common stock at the commitment date of the note and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized to interest expense using the interest method over the earlier of the term of the related debt or its earliest redemption date.

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception, however commencing in Q3 2014 we began to take steps to achieve profitability in the future.  Such steps included increasing gross profit through price increases in Q2 2014 and through formula changes to reduce cost without reducing efficacy. We also decreased overall G&A expenses by implementing cost controls over the last two quarters. At June 30, 2015, we had an accumulated deficit of $9,708,065 compared to $9,613,375 at December 31, 2014. The Company cannot predict how long it will continue to incur further losses or whether it will ever achieve profitability as this is dependent upon the continued reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. – LIQUIDITY and GOING CONCERN (Continued)

As of June 30, 2015, we had $979,111 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $213,885 2015-YTD in net revenue.

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

NOTE 5. – INVENTORIES

Significant components of inventory at June 30, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Inventory in transit	$132,181	$231,623
Bulk product and raw materials	2,319,667	2,502,402
Work in process	418,265	213,832
Merchandise inventory	1,456,594	1,423,929
Less: Allowance	(371,348)	(387,258)
	$3,955,359	$3,984,528

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2015 and December 31, 2014 consist of:

	2015	2014
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(431,250)	(393,750)
Net distribution rights	318,750	356,250

Mexican customer list	932,000	932,000
Less: Accumulated amortization	(237,360)	(223,162)
Net customer list	694,640	708,838

Goodwill	36,285	36,285
	$1,049,675	$1,101,373

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.94 years.

Asset:	2015	2016	2017	2018	Beyond	Total
Brazil distribution rights	$37,500	$75,000	$75,000	$75,000	$56,250	$318,750
Mexican customer list	51,750	103,500	103,500	103,500	332,390	694,640
	$89,250	$178,500	$178,500	$178,500	$388,640	$1,013,390

NOTE 7. – ACCRUED EXPENSES

Accrued expenses at June 30, 2015 and December 31, 2014 consist of:

	2015	2014

Accounting	$10,000	$—
Advertising	—	35,000
Commission	270,644	367,063
Director Services	1,510	15,000
Facilities	22,660	10,300
Fees/Interest	33,833	7,000
Investor Relations	78,750	265,024
Materials	120,412	102,958
Personnel	81,293	108,819
Warehouse	41,008	55,948

	$660,110	$967,112

NOTE 8. – OBLIGATION TO ISSUE COMMON STOCK

The Company was a party to a note for $350,000 which was due on May 28, 2015.  On June 1, 2015 the parties agreed to convert the note plus accrued interest to 199,202 common shares.  Accordingly the Company has recorded an obligation to issue shares as a liability at June 30, 2015. The accrued interest is not material to the financial statements and has been omitted.  As of the date of this report, such shares have not been issued.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2015 and December 31, 2014 consist of:

	2015	2014

Customer deposits	$189,170	$141,998

Credit cards	331,921	190,803

Marketing and promotional programs	111,000	227,681

Taxes payable - Mexico	112,363	173,567

Current portion of long term debt	11,773	11,429

Vendor Note	25,174	25,174

Advance from Officer	4,000	26,360

Other operating liabilities	88,038	89,810

Payroll taxes	13,077	—

	$886,516	$886,822

NOTE 10. – DEBT FINANCING

Note Payable – The Company is party to a note for $250,000 which is secured by inventory and bears interest at 1% per month. The note originally matured on March 28, 2015 and was extended near the maturity date to July 20, 2016. In connection with issuing the note, the Company has also issued a warrant to purchase 30,000 common shares at $0.85 per share. The warrants expire in two years. The warrants had an aggregate relative fair value of $16,500. The transaction was deemed immaterial and not recorded.

Long Term Debt – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment. The loan provides for monthly principal and interest payments of $1,041 for 60 months at 5.95% interest. Payments began on February 18, 2013.

Principal payout over the life of the loan is as follows:

	2015	2016	2017	Total
Current Portion of Long Term Debt	$5,799	$5,974	$—	$11,773
Long Term Debt	—	6,154	12,869	19,023
	$5,799	$12,128	$12,869	$30,796

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. – COMMITMENTS AND CONTINGENCIES

During the six months ended June 30, 2015, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expires on December 31, 2015.  Effective September 30, 2014 the Company has relocated this office to its Florida headquarters and as of June 30, 2015 is still in negotiations with the landlord to formalize the lease termination.

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

The Company’s Mexican facility leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expired in July 2015. The Company is negotiating a renewal lease at the same location for approximately the same terms. The lease provides for monthly rent of $1,408 and the Company continues to lease the space on a month to month basis.

The Company accounts for its facility leases using the straight-line method and incurred $213,828 and $171,720 in total rent expense of which a portion was allocated to manufacturing overhead, in the six months ended June 30, 2015 and 2014, respectively.

The Company is committed to lease payments over the next five years as follows:

	2015	2016	2017	2018	2019	Total
Deerfield, FL (HQ/Production)	$218,772	$444,672	$457,238	$470,298	$278,882	$1,869,862
Mexico City, Mexico (Sales)	7,200	—	—	—	—	7,200
	$225,972	$444,672	$457,238	$470,298	$278,882	$1,877,062

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

During 2011, we filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby we paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. We had demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and we re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action.  Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of June 30, 2015, the agreed shares have not been returned to treasury.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. – COMMITMENTS AND CONTINGENCIES (Continued)

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at June 30, 2015 totaled $469,539.

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

NOTE 12. – EQUITY

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

During the second quarter of 2015, the Company issued 15,500 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $28,060.  We also issued an aggregate of 412,154 shares of common stock to five employees for services rendered, at an aggregate value of $380,902 which were accrued and expensed in prior periods and 5,000 shares of common stock valued at $8,200 to a director or services rendered. We also issued 440,000 shares of common stock to an investor in satisfaction of a subscription to purchase the shares, cancelled $2,500 subscription and returned 6,000 shares to treasury and cancelled.  We issued 200,000 forfeitable shares of common stock to a consultant valued at $328,000 for services to be rendered ratably over the upcoming year, which have been charged to equity and will be accreted to expense as the services are performed.

NOTE 13. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 39% of net revenue. Spectral DNC-N represents 9% of net revenue and Polaris NR09 represents 6%of net revenue. The Company sells its products to several types of customer, which primarily include distributors and salons, several of which represent individually in excess of 10% of total net revenue during 2015-YTD and 2014-YTD. During 2015-YTD and 2014-YTD, our top ten customers generated 47% and 42% of our net revenue, respectively.

There were no sales to customers individually in excess of 10% of net revenue during 2015-YTD.

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

NOTE 14. – SIGNIFICANT VENDORS

The Company purchases its raw materials from various foreign and domestic suppliers several of which represent individually in excess of 10% of total purchases. Purchases from significant vendors during 2015-YTD and their accounts payable at June 30, 2015 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$387,903	21%	$ 83,522	7%
D	$234,051	13%	$137,735	11%

Purchases from significant vendors during 2014-YTD and their accounts payable at June 30, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$567,814	21%	$87,101	5%

NOTE 15. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sells their products in Europe or Asia. We consider these customers as based in North America. However our sales to international distributors who distribute our product outside North America have been consistent.

Information about the Company’s geographic operations for both 2015-YTD and 2014-YTD as follows:

	2015	2014

Net Revenue:
North America	$2,682,748	$2,629,177
International	3,780,720	3,800,220

	$6,463,468	$6,429,397

Furniture and Equipment, Net:
North America	$127,336	$109,664
International	41,421	96,001

	$168,757	$205,665

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16. – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2015 and 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

the Company expensed $51,617 (2015) and $51,617 (2014) as compensation to the father of our Chief Executive Officer for consulting on various projects,

•

the Company expensed $27,036 (2015) and $0 (2014) as compensation to the sister of our Chief Executive Officer as a brand manager for various customers,

•

the Company had receivables from a consultant of $58,732 (2015) and $2,700 (2014) and payables of $0 (2015) and $0 (2014). In addition, the Company enters into transactions with the consultant who is also a shareholder and performs outsourced COO services are as follows:

o

The Company expensed $95,000 (2015) and $0 (2014) for outsourced COO services.

o

The Company expensed $42,475 (2015) and $16,500 (2014) for  materials needed for the assembly and manufacture of products for export,

o

The Company expensed $43,700 (2015) and $142,814 (2014) in cash and stock for IR related expenses and services.

o

The Company received $64,003 (2015) and $61,302 (2014) for finished product purchased and resold.

NOTE 17. – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.

During the third quarter of 2015, the Company issued 70,000 shares to two employees for services in aggregate valued at $190,100.

During the third quarter of 2015, the Company entered into a distribution agreement whereby it has issued 500,000 shares over the next 5 years, provided it meets certain revenue minimums. The shares will be held in escrow while the milestones are not met.

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

Revenue Recognition – The Company recognizes revenue when all of the following four criteria are met:

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

Results of Operations

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Revenues, net – Total net revenues decreased $84,886 or 2.3%, from $3,744,434 for the three months ended June 30, 2014 to $3,659,548 for the three months ended June 30, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 39% of total sales for the period. In addition, Spectral DNC-N represents approximately 9% of total sales for each period along with Polaris NR09 and Spectral DNC-S V2 which represents 6% and 4% of net revenue, respectively.

Net revenue from our Mexican subsidiary decreased 5.9% in 2015-QTR compared to 2014-QTR, accounting for $914,583 (25%) and $972,202 (25.4%) of consolidated net sales for the three months ended June 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary decreased as a result of currency instability resulting in higher consumer prices.  Sales generated from US operations had a slight decrease as well, as a result of the timing and receipt of customer orders. The issue of backorders has improved dramatically. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 47% and 52% of our total revenues during the three months ended June 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $207,717 or 11.5%, from $1,802,898 (2014-QTR) to $1,595,181 (2015-QTR). We continued additional cost cutting efforts during the quarter ending June 30, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies.

Consequently, the gross margin has improved from 50.8% (2014-QTR) to 56.4% (2015-QTR), with US operations accounting for $1,371,881 or 71% (2014-QTR) and $1,551,684 or 75% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $569,654 or 29% (2014-QTR) and $512,683 or 35% (2015-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $303,472 or 25.4% from $1,194,238 (2014-QTR) to $890,766 (2015-QTR). The decrease was due to the following:

–	Decreases of:

•	$121,542 for consulting and commissions, as a result of decreased sales incentives and improved efficiencies in the sales force, and

•

$197,970 for freight and shipping, as a result of concentrating shipments into fewer freight forwarders to achieve volume discounts and to reduce expedited shipments as a result of improved production planning.

–	Partially offset by increases of:

•	$16,040 for other sales and marketing costs, which is considered nominal.

General and Administrative Costs – General and administrative costs decreased $191,210 or 14.3%, from $1,338,536 (2014-QTR) to $1,147,325 (2015-QTR). The decrease is due to the following:

–

Decreases of:

•

$126,447 for professional fees primarily associated with a reduced need for consultants,

•

$45,885 for personnel costs, as a result of reductions in redundancies and overall staff needs,

•

$37,799 for depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing the Pure Guild brand and other intangibles associated with our Mexico operations during 2014, and

•

$25,635 for bank charges as a result of improved internal policies within A/P for wire and bank analysis costs, as well as overall fees for transactions.

•

$17,162 for other general and administrative costs, as a result of improved overall efficiencies.

–	Partially offset by increases of: • $61,718 for licenses and permits, primarily as a result of increased product registration.

Other Income and Expenses – Other expense increased $23,420 or 188.8%, from $12,407 expense (2014-QTR) to $35,827 expense (2015-QTR), which is considered nominal.

Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

Revenues, net – Total net revenues increased $34,071 or 0.5%, from $6,429,397 for the six months ended June 30, 2014 to $6,463,466 for the six months ended June 30, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 39% of total sales for the period. In addition, Spectral DNC-N represents approximately 9% of total sales for each period along with Polaris NR09 and Spectral DNC-S V2 which represents 6% and 4% of net revenue, respectively.

Net revenue from our Mexican subsidiary decreased 1.6% in 2015-YTD compared to 2014-YTD, accounting for $1,578,766 (24%) and $1,604,178 (24%) of consolidated net sales for the six months ended June 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary decreased as a result of currency instability resulting in higher consumer prices.  Sales generated from US operations had a slight decrease as well, as a result of the timing and receipt of customer orders. The issue of backorders has improved dramatically. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 48% and 47% of our total revenues during the six months ended June 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $271,475 or 9%, from $3,005,416 (2014-YTD) to $2,733,941 (2015-YTD). We continued additional cost cutting efforts during the period ending June 30, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies.

Consequently, the gross margin has improved from 50.6% (2014-YTD) to 57.7% (2015-YTD), with US operations accounting for $2,492,426 or 72.8% (2014-YTD) and $2,832,630 or 75.9% (2015-YTD) of the gross margin dollars and with DS Mexico accounting for $931,555 or 27.2% (2014-YTD) and $896,897 or 24.1% (2015-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $496,716 or 23% from $2,164,260 (2014-YTD) to $1,667,544 (2015-YTD). The decrease was due to the following:

–	Decreases of:

•	$312,729 for consulting and commissions, as a result of decreased sales incentives and improved efficiencies in the sales force, and

•

$191,389 for freight and shipping, as a result of concentrating shipments into fewer freight forwarders to achieve volume discounts and to reduce expedited shipments as a result of improved production planning.

–	Partially offset by increases of:

•	$7,402 for other sales and marketing costs, which is considered nominal.

General and Administrative Costs – General and administrative costs decreased $447,014 or 16.7%, from $2,672,480 (2014-YTD) to $2,225,466 (2015-YTD). The decrease is due to the following:

–

Decreases of:

•

$335,261 for professional fees primarily associated with a reduced need for consultants

•

$118,117 for personnel costs, as a result of reductions in redundancies and overall staff needs,

•

$61,101 for depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing the Pure Guild brand and other intangibles associated with our Mexico operations during 2014, and

•

$48,998 for bank charges as a result of improved internal policies within A/P for wire and bank analysis costs, as well as overall fees for transactions.

•

$5,160 for other general and administrative costs, as a result of improved overall efficiencies which is considered nominal.

–	Partially offset by increases of: • $121,623 for bad debt, as a result of reversal of a one- time charge during 2014-QTR.

Other Income and Expenses – Other income and expense increased $109,831 or 267.6%, from $41,038 expense (2014-YTD) to $68,793 income (2015-YTD). The increase is due to invoicing a one-time fee of $120,000 for terminating our existing agreement with a major consumer products company so that a new agreement could be structured.  The Company realized no revenue other than revenue from the terminated agreement.

Liquidity and Capital Resources

We had cash of $979,111 and working capital of $4,714,641 at June 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Six Months Ended June 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2015 of $794,500. Our net loss, when adjusted by various items aggregating $216,298 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, was$121,608. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $916,108 as follows:

•	$979,774 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$45,078 provided by a decrease in inventory component levels which is not considered significant,
•	$3,583 used by a decrease in accounts payable which is not considered significant,
•	$73,900 provided by an increase in accrued expenses as a result of commissions and compensation commitments, and
•	$51,732 used by net changes in other current assets and liabilities primarily as a result of increased other assets associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $19,128 in net cash during the six months ended June 30, 2015. Net cash used is primarily the result of injection mold purchases for production in the US and sales operations in Mexico, plus a small amount for furniture and fixtures.

Cash Flows from Financing Activities

Our financing activities contributed $464,026 in net cash during the six months ended June 30, 2015, primarily as a result of the $220,000 contributed for purchase of subscriptions, $250,000 from the proceeds of a credit facility less the use of $5,974 in repayment of loans and notes.

Financial Position

Total Assets – Our total assets increased $811,686 or 9.4% from $8,597,002 as of December 31, 2014 to $9,408,688 as of June 30, 2015, primarily as a result of the cash used to repay creditors and increase inventory components. There was a net increase in current assets of $886,574 the components of which are discussed further below. The decrease in total assets was also the result of a decrease of $51,698 in intangible assets, due to amortization, as well as a decrease in equipment, net of depreciation, of $37,649 which was partially offset by an increase of $14,459 in other assets.

Current Assets – The net increase in current assets of $886,574 was primarily associated with an increase in accounts receivable of $986,430 as a result of the timing of customer orders and an increase in prepaid expenses of $78,758. These net changes are primarily driven by changes discussed below:

Inventory – Inventory levels decreased 0.7% from December 31, 2014 to June 30, 2015, as a result of continued efforts to replenish inventory in key raw material components in anticipation of higher sales in the latter half of 2015. Inventory levels increased as a result of increased number of SKU’s in our portfolio of products. Backlog and back orders have effectively been reduced to zero and perceived sales in the later part of 2015 should use the inventory on hand.

Average inventory represents approximately 72.6% of COGS or over an eleven month supply based on the sell through rate achieved for the six months ended June 30, 2015, resulting in an inventory turnover rate of 1.38 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable increased $986,430, primarily as a result of increased concentration of sales during the last weeks of Q2 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses increased 28.2%, primarily as a result of an advance to an IR consultant.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of June 30, 2015 that persist are as follows:

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2015, the Company issued 15,500 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $28,060.  We also issued an aggregate of 412,154 shares of common stock to five employees for services rendered, at an aggregate value of $380,902 which were accrued and expensed in prior periods and 5,000 shares of common stock valued at $8,200 to a director or services rendered. We also issued 440,000 shares of common stock to an investor in satisfaction of a subscription to purchase the shares, cancelled $2,500 subscription and returned 6,000 shares to treasury and cancelled.  We issued 200,000 forfeitable shares of common stock to a consultant valued at $328,000 for services to be rendered ratably over the upcoming year, which have been charged to equity and will be accreted to expense as the services are performed.

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

Date: August 14, 2015	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer