Form 10-Q
period 2015-09-30
DS HEALTHCARE GROUP, INC.
filed 2015-11-16
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

There were 19,224,915 shares of common stock outstanding as of November 16, 2015.

PART I – FINANCIAL INFORMATION

General

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2015. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of September 30, 2015 and the related operating results and cash flows for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2015.

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash	$1,375,290	$1,128,556
Accounts receivable, net of allowance for uncollectable accounts of $636,668 and $538,329 as of September 30, 2015 and December 31, 2014, respectively	3,173,576	1,809,178
Inventories, net	4,043,598	3,984,528
Prepaid expenses and other current assets	266,052	278,714
Total Current Assets	8,858,516	7,200,976

Furniture and Equipment, net	150,551	206,406
Intangible Assets, net	1,024,748	1,101,373
Other Assets	101,066	88,247

TOTAL ASSETS	$10,134,881	$8,597,002

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,171,798	$1,229,863
Accrued expenses	722,603	967,112
Note payable	437,560	350,000
Other current liabilities	863,385	886,822
Total Current Liabilities	3,195,346	3,433,797

Long Term Debt, net of current portion	15,969	24,997

TOTAL LIABILITIES	3,211,315	3,458,794

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized: 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 300 million shares authorized: 19,178,985 and 16,202,268 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	19,179	16,202
Additional paid-in-capital	21,063,355	14,839,695
Stock subscription	(3,947,333)	(2,500)
Accumulated deficit	(10,279,667)	(9,613,375)
Accumulated comprehensive income	106,462	(63,384)
Total Shareholders' Equity	6,961,996	5,176,638
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	6,923,566	5,138,208

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,134,881	$8,597,002

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Revenue	$3,637,629	$3,278,117	$10,101,097	$9,707,504

Cost of Goods Sold	1,216,386	813,671	3,950,327	3,819,078

Gross Profit	2,421,243	2,464,446	6,150,770	5,888,426

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	736,294	320,594	1,263,902	1,160,930
Marketing and promotion	365,924	223,910	758,446	571,668
Other selling and marketing expenses	461,402	367,841	1,208,816	1,344,007
	1,563,620	912,345	3,231,164	3,076,605
General and administrative
Salary and personnel costs	682,347	610,998	1,705,971	1,752,738
Professional fees and consulting costs	324,725	592,444	1,047,238	1,650,219
Other general and administrative expenses	388,988	465,365	868,317	938,330
	1,396,060	1,668,807	3,621,526	4,341,287

Total operating costs and expenses	2,959,680	2,581,152	6,852,690	7,417,892

Operating Loss	(538,437)	(116,706)	(701,920)	(1,529,466)

Other Income (Expense)
Interest expense	(42,280)	(8,888)	(83,092)	(58,876)
Other	9,115	57,766	118,720	66,715

Total other (expense) income	(33,165)	48,878	35,628	7,839

Loss Before Income Taxes	(571,602)	(67,828)	(666,292)	(1,521,627)

Income Tax (Benefit) Expense	—	(13,332)	—	18,194

Net Loss	(571,602)	(54,496)	(666,292)	(1,539,821)

Net Loss Attributable to Non-Controlling Interest	—	—	—	(6,204)

Net Loss Attributable to Common Shareholders	$(571,602)	$(54,496)	$(666,292)	$(1,533,617)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,944,353	16,091,202	17,101,253	16,035,509
Loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.10)

Other Comprehensive Income:
Foreign currency translation adjustment	(38,398)	20,567	169,846	(35,459)
Comprehensive loss	$(610,000)	$(33,929)	$(496,446)	$(1,569,076)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net Loss	$(666,292)	$(1,539,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,681	217,426
Loss on disposal of fixed assets	—	7,305
Bad debts provision (recovery)	120,254	(60,303)
Obsolete inventory provision (recovery)	9,970	(214,775)
Amortization of stock subscription related to stock issued for prepaid services	147,167	—
Amortization of stock-based compensation related to issued warrants	102,225	—
Stock issued for services	451,064	117,173
Non-cash interest expense	13,609	—
Changes in operating assets and liabilities:
Accounts receivable	(1,484,652)	366,303
Inventories	(69,040)	(687,727)
Prepaid expenses and other current assets	12,662	310,264
Other assets	(12,819)	—
Accounts payable	(58,065)	(968,840)
Accrued expenses	215,290	176,452
Other current liabilities	(23,437)	460,977
Net cash used in operating activities	(1,048,383)	(1,815,566)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(2,555)	(126,506)
Net cash used in investing activities	(2,555)	(126,506)

Cash Flows from Financing Activities:
Proceeds from loans and notes	450,000	—
Repayment of loans and notes	(9,028)	(8,507)
Repayments of credit facility	—	(582,383)
Proceeds from sale of common stock	720,000	192,000
Less issuance cost	—	(10,000)
Proceeds from exercise of warrants	25,500	—
Net cash provided by (used in) financing activities	1,186,472	(408,890)

Effect of exchange rate changes on cash	111,200	(28,037)

Decrease in Cash	246,734	(2,378,999)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$1,375,290	$493,947

Supplemental Information:
Cash paid for interest	$83,092	$49,988
Supplemental Non-cash Investing and Financing Activities
Stock issued to settle debt	$—	$5,000
Conversion of note and accrued interest to common stock	$387,100	$—
Warrants issued in connection with notes	$26,049	$—
Sale of common stock pending proceeds, recorded as stock subscription	$1,496,500	$—
Common stock issued for prepaid services	$2,595,500	$—
Warrants issued for stock-based compensation	$2,746,200	$—
Common stock issued to settle accrued expenses	$422,700	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2014-QTR	Three months ended September 30, 2014
2014-YTD	Nine months ended September 30, 2014
2015-QTR	Three months ended September 30, 2015
2015-YTD	Nine months ended September 30, 2015
VIE	Variable Interest Entity

Organization and Nature of Business

DS Healthcare Group, Inc. (the “Company”, “DS Laboratories”, “DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. The Company is engaged in the development and discovery of drug therapies for specialty pharmaceuticals and commercializes innovative personal care products for its consumer brand. The growing personal care products portfolio is distributed through a network of domestic and international retailers and distributors. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Our goal is to immediately commercialize unique and disruptive technologies for personal care products that consumers use every day and to advance drug development to capitalize on both short term and long term projects.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified for comparability with the September 30, 2015 presentation. These reclassifications had no effect on previously reported net loss.

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

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and President devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $108,731 and $209,445 for 2015-YTD and 2014-YTD, respectively.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being anti-dilutive. Anti-dilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 1,036,140 shares and 286,526 shares as of September 30, 2015 and 2014, respectively.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. – LIQUIDITY and GOING CONCERN

The Company has sustained operational losses since its inception, however commencing in Q3 2014 it began to take steps to achieve profitability in the future. Such steps included increasing gross profit through price increases in Q2 2014, improved operational efficiencies and through formula changes to reduce cost without reducing efficacy. The Company also decreased overall G&A expenses by implementing cost controls over the last two quarters. At September 30, 2015, the Company had an accumulated deficit of $10,279,667 compared to $9,613,375 at December 31, 2014. The Company cannot predict how long it will continue to incur further losses or whether it will ever achieve profitability as this is dependent upon the continued reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of September 30, 2015, the Company had $1,375,290 in cash. While the Company has historically financed its operations and growth primarily through the successful issuance and sale of shares of its common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $415,078 2015-YTD in net revenue.

The Company also established a hair treatment clinic which opened in late November 2014 which has not yet generated appreciable sales. So far, in 2015, the Company launched a range of new products. Although the Company cannot predict its success with these products or projects, all are currently under development and production and in various stages of completion. The Company has commenced implementing, and will continue to implement, various measures to address its financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•

The Company completed an operational budget for 2015-2017 that sets changes in its processes to focus on profitability.  The Company is also implementing a feedback process with improved interdepartmental communication.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The Company has commenced implementing, and will continue to implement, various measures to address our financial condition.

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement – Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments.  This ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  This ASU simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market.  This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016.   We are currently evaluating whether the adoption of this new guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. This ASU is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our consolidated financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

NOTE 5. – W/R GROUP, INC.

On August 18, 2015 and further amended on September 24, 2015, the Company entered into a definitive asset purchase agreement, dated as of August 31, 2015, with Carey Williams and Stefan Russell, the owners of all of the capital stock of W/R Group, Inc., an Arizona corporation (“WRG”).   Under the terms of the asset purchase agreement, the Company and WRG Acquisition Corporation, a newly formed Arizona subsidiary of the Company (the “Buyer”) agreed to cause the Buyer to purchase 100% of the assets and business of WRG and to assume substantially all of the liabilities of WRG, including certain pre-closing contingent liabilities, but excluding tax obligations arising prior to the closing date. In addition to the Buyer’s assumption of the assumed liabilities, the Company agreed to cause the Buyer to pay total consideration of up to $42.25 million, of which, $30.0 million is payable at closing in cash to the WRG stockholders and up to $12.25 million is payable as earn-out payments over the five consecutive fiscal years of WRG commencing January 1, 2016 and ending December 31, 2020, subject to extension and other earn-out provisions.  If the maximum earn-out amount of $12.25 million is earned, $11.0 million will be paid in cash and $1.25 million will be paid in shares of the Company’s stock based on the market price of the Company’s stock as of the closing date.  Additionally, the Company agreed to pay $4.0 million at closing in cash to one of the WRG stockholder in connection with the outstanding accrued principal and interest payable under a $4,000,000 secured promissory note assumed by the Buyer. On October 26, 2015 the Company announced it had executed a term sheet with a lender for $35 million in non-convertible senior debt. The acquisition is expected to close in the fourth quarter 2015, subject to the completion of the Company’s and the lenders due diligence process.  There can be no assurance that the Company will obtain financing on acceptable terms, or that the acquisition will be completed.  As of the date of filing of this Quarterly Report on Form 10-Q, the acquisition of WRG has not been consummated.

NOTE 6. – INVENTORIES

Significant components of inventory at September 30, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Inventory in transit	$96,692	$231,623
Bulk product and raw materials	2,416,896	2,502,402
Work in process	492,049	213,832
Merchandise inventory	1,435,189	1,423,929
Less: Allowance	(397,228)	(387,258)
	$4,043,598	$3,984,528

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(450,000)	(393,750)
Net distribution rights	300,000	356,250

Mexican Customer list	932,000	932,000
Less: Accumulated amortization	(243,537)	(223,162)
Net customer list	688,463	708,838

Goodwill	36,285	36,285
	$1,024,748	$1,101,373

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.69 years.

Asset:	2015	2016	2017	2018	Beyond	Total
Brazil distribution rights	$18,750	$75,000	$75,000	$75,000	$56,250	$300,000
Mexican customer list	25,875	103,500	103,500	103,500	352,088	688,463
	$44,625	$178,500	$178,500	$178,500	$408,338	$988,463

NOTE 8. – ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Advertising	$—	$35,000
Commissions	422,466	367,063
Director Services	1,510	15,000
Facilities	26,862	10,300
Fees/Interest	13,967	7,000
Investor Relations	78,750	265,024
Materials	115,275	102,958
Personnel	34,780	108,819
Warehouse	28,993	55,948
	$722,603	$967,112

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Customer deposits	$200,070	$141,998
Credit cards	421,696	190,803
Marketing and promotional programs	10,438	227,681
Taxes payable - Mexico	88,929	173,567
Current portion of long term debt	11,949	11,429
Vendor Note	4,000	25,174
Advance from Officer	—	26,360
Other operating liabilities	126,303	89,810
	$863,385	$886,822

NOTE 10. – NOTES PAYABLE

The Company was a party to a note payable for $350,000 which was due on May 28, 2015.  The note payable was secured by finished goods and bore interest at 1% per month.  On June 1, 2015 the parties agreed to convert the note plus accrued interest to common shares.  Subsequently, on September 15, 2015, the Company issued 191,202 common shares to settle the outstanding note payable of $350,000 plus accrued interest of $37,100.

The Company is party to a note payable that was originally issued on April 20, 2015 for $250,000 and was amended on September 1, 2015 to $450,000. The note payable is secured by inventory and bears interest at 1% per month and matures on December 31, 2015. In connection with the note, the Company has also issued warrants to purchase 30,000 common shares at $0.85 per share with an expiration date of April 20, 2017 and warrants to purchase 8,000 common shares at $2.50 per share with an expiration date of September 1, 2017. The warrants had an aggregate estimated relative fair value of $26,049, which was recorded as a discount to the note payable with an offsetting amount to additional paid-in-capital. This amount is being amortized over the life of the note payable and the unamortized discount amount at September 30, 2015 was $12,440.

On September 15, 2015, the warrant for 30,000 common shares were exercised for cash proceeds of $25,500.

NOTE 11. – COMMITMENTS AND CONTINGENCIES

During the nine months ended September 30, 2015, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

The Company is party to a lease for a total of 1,875 square feet in sales facilities located in Ashville, North Carolina. The leases provide for monthly rent of $4,725 throughout the lease term which both expires on December 31, 2015.  Effective September 30, 2014 the Company has relocated this office to its Florida headquarters and as of September 30, 2015 is still in negotiations with the landlord to formalize the lease termination.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. – COMMITMENTS AND CONTINGENCIES (Continued)

The Company’s Mexican facility leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires in April 2016 and provides for monthly rent of MXN 20,000 ($1,171).

The Company accounts for its facility leases using the straight-line method and incurred $94,895 and $156,393 in total rent expense of which a portion was allocated to manufacturing overhead, in the nine months ended September 30, 2015 and 2014, respectively.

The Company is committed to lease payments over the next five years as follows:

	2015	2016	2017	2018	2019	Total

Deerfield, Fl (HQ/Production)	$109,880	$444,672	$457,238	$470,298	$278,882	$1,760,970
Mexico City, Mexico (Sales)	3,513	4,685	—	—	—	8,198
	$113,393	$449,357	$457,238	$470,298	$278,882	$1,769,168

Pending and threatened litigation –

On June 13, 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an investor relations and consulting agreement entered into on or about October 15, 2010 whereby the Company paid a third party approximately $20,000 and 23,000 shares of restricted common stock in consideration of investor relations and consulting services. The Company has demanded return of the 23,000 shares of restricted stock and recovery of costs and other damages. The third party has filed a counter claim for breach of the agreement. The Company intends to continue vigorously defend this claim.

During 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and the Company re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock.  During March 2014, the matter was settled and each party released the other from all claims related to the action.  Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of September 30, 2015, the agreed shares have not been returned to the Company.

From time to time, the Company may be involved in various claims and legal actions arising from the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials.  Purchase orders outstanding at September 30, 2015 totaled $281,741.

Contract contingencies

The Company's distribution agreement with Gamma Investors, a shareholder of the Company, provides that in the event the Company terminates the agreement without cause, the Company is required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12 month product purchased by Gamma or $2 million. Transactions with Gamma have been de minimus to date.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. – EQUITY

Common Stock

During the first quarter of 2015, the Company issued 32,500 shares of common stock to distributors for achieving sales goals valued at $27,000. The Company also issued 57,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $43,500 in total. The Company also issued an aggregate of 36,290 shares of common stock to three employees for services rendered, at a value of $30,000 in total. The Company also received $220,000 from an investor for a subscription to purchase 440,000 shares, which was accepted on April 1, 2015.

During the second quarter of 2015, the Company issued 15,500 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $28,060.  The Company also issued an aggregate of 412,154 shares of common stock to five employees for services rendered, at an aggregate value of $380,902 which were accrued and expensed in prior periods and 5,000 shares of common stock valued at $8,200 to a director or services rendered. The Company also issued 440,000 shares of common stock to an investor in satisfaction of a subscription to purchase the shares, cancelled $2,500 subscription and returned 6,000 shares to treasury and cancelled.  The Company issued 200,000 forfeitable shares of common stock to a consultant valued at $328,000 for services to be rendered ratably over the upcoming year, which have been charged to equity and will be accreted to expense as the services are performed.  As of September 30, 2015, the Company has a remaining stock subscription of $218,666.

During the third quarter of 2015, the Company issued 800,000 forfeitable shares of common stock to a distributor valued at $2,269,200 for services to be rendered ratably over the next 5 years, which have been charged to stock subscription, a component of equity, and will be accreted to expense as the services are performed.  As of September 30, 2015, the Company has a remaining stock subscription relating to this agreement of $2,232,167.  The Company also issued 7,251 shares to an investor relations firm and 130,307 shares to eight employees for services in aggregate valued at $367,341.  Of the shares issued to the eight employees, one of the employee received shares that have a vesting period of 1.25 years.  As of September 30, 2015, the unearned compensation for this employee was $14,118, which will ratably vest in the next twelve months.  Furthermore, the Company also received $500,000 from an investor for an ongoing subscription to purchase 605,000 shares valued at $1,996,500. Accordingly, as of September 30, 2015, the Company has recorded a stock subscription of $1,496,500.

Effective with the appointment of each of our three non-employee directors to the Company’s Board during 2015, the Company agreed to issue to each of our three non-employee directors restricted common stock that shall vest in four (4) equal tranches at the end of each fiscal quarter for the period of twelve (12) months from their respective date of appointment.  Accordingly, during 2015, the Company granted an aggregate total of 25,000 shares of restricted common stock with an aggregate value of $67,650 based on the appointment date’s last preceding business day’s closing market price.  The aggregate amounts of these grants and their related compensation expenses for 2015-YTD were deemed immaterial and not recorded.

Warrants

During the third quarter of 2015, the Company granted warrants to one of our employees to purchase 720,000 common shares.  The warrants are to be issued and vested ratably over 48 months starting on September 3, 2015 with an expiration of 15 years from each respective date of issuance.  Additionally, the Company also granted warrants to another employee to purchase 21,614 common shares vesting over one year with an expiration of three years. These two new employees were granted the above warrants in connection with their respective employment arrangement with the Company and the exercise price for these warrants are zero.  Accordingly, the Company valued these warrants based on the respective grant dates of these stock-based compensation award using the value of the Company’s underlying stock.  The aggregate estimated fair value for these warrants at grant dates of $2,746,200 was included in additional paid-in-capital with an offsetting amount recorded in unrecognized compensation costs, which is also included in additional paid-in-capital.  The unrecognized compensation costs are amortized over the vesting period of the respective employee award.  As of September 30, 2015, the unamortized unrecognized compensation cost was $2,643,975.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. – SIGNIFICANT CUSTOMERS

Our product revenues represent primarily sales of Revita and Revita Cor which individually exceed 10% of total sales and collectively represent 39% of net revenue. Additionally, Spectral DNC-N represents 7% of net revenue. During 2015-YTD and 2014-YTD, our top ten customers generated 41.0% and 42.7% of our net revenue, respectively.

Sales to customers individually in excess of 10% of net revenue during 2015-YTD and their accounts receivable at September 30, 2015 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$1,028,010	10%	$82,500	3%

Sales to customers individually in excess of 10% of net revenue during 2014-YTD and their accounts receivable at September 30, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$1,447,704	15%	$0	0%

NOTE 14. – SIGNIFICANT VENDORS

The Company purchases its raw materials from various foreign and domestic suppliers several of which represent individually in excess of 10% of total purchases. Purchases from significant vendors during 2015-YTD and their accounts payable at September 30, 2015 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$551,121	21%	$107,646	10%
D	$377,173	15%	$ 66,901	6%
A	$277,879	11%	$ 26,948	3%

Purchases from significant vendors during 2014-YTD and their accounts payable at September 30, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent

C	$789,233	21%	$63,213	6%

NOTE 15. – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sells their products in Europe or Asia. The Company considered these customers as based in North America.

Information about the Company’s geographic operations for both 2015-YTD and 2014-YTD as follows:

	2015	2014

Net Revenue:
North America	$4,073,951	$3,911,426
International	6,027,146	5,796,078
	$10,101,097	$9,707,504

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16. – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2015 and 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

•

the Company expensed $77,480 (2015) and $77,425 (2014) as compensation to the father of our Chairman and President for consulting on various projects,

•

the Company expensed $51,174 (2015) and $0 (2014) as compensation to the sister of our Chairman and President as a brand manager for various customers,

•

the Company had receivables from a consultant, who is also a shareholder and performs various professional services, of $54,587 (2015) and $11,170 (December 31, 2014) and payables of $0 (2015) and $11,571 (December 31, 2014). In addition, the Company had the following transactions with the consultant:

o

The Company expensed $134,583 (2015) and $0 (2014) for outsourced COO services.

o

The Company expensed $42,475 (2015) and $51,887 (2014) for materials needed for the assembly and manufacture of products for export,

o

The Company expensed $56,208 (2015) and $281,334 (2014) in cash and stock for IR related expenses and services.

o

The Company recorded sales relating to finished product of $69,858 (2015) and $9,784 (2014).

NOTE 17. – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued.

As of October 26, 2015, the Company entered into an employment agreement with Renee Barch-Niles (the “Barch-Niles Employment Agreement”) as its new Chief Executive Officer. The Barch-Niles Employment Agreement has a term beginning October 26, 2015 and ending December 31, 2019. Per the terms, Ms. Barch-Niles shall be paid an annual base salary of $200,000 and shall be entitled to a cash bonus of up to 100% of her base salary subject to certain performance targets mutually agreed upon by both Barch-Niles and the Board of Directors. Additionally, Ms. Barch-Niles shall receive a commission equal to 3% on the gross sales amount for any new account or client acquisition that Barch-Niles brings to the Company and closes on her own. The Company shall also award Ms. Barch-Niles a Restricted Stock Grant of 450,000 that shall vest monthly over the course of the first 48 months following the effective date (which is equal to 9,375 shares per month). Additionally, Barch-Niles is entitled to an equity signing bonus grant of 15,924 shares that vest monthly in an amount of 1,327 shares per month for 12 consecutive months. The equity grants are subject to a make-whole in the event that the shares are worth less than $2,500,000 and $50,000, respectively, the Company will issue additional shares to Barch-Niles to bring the value of the shares to $2,500,000 and $50,000, respectively, subject to a minimum price per share of $3.50. Lastly, Barch-Niles shall also receive warrant coverage of $100,000 per year, with a one-year expiration date calculated as the average price in the last five trading days of the year.

On October 26, 2015, Mr. Daniel Khesin resigned from his position as Chief Executive Officer of the Company. Mr. Khesin will remain in his position as President and Chief Financial Officer of the Company.

During the fourth quarter of 2015, the Company issued 5,930 shares to a consultant with an estimated fair value of $15,000 for services and 40,000 shares to an employee.

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

Results of Operations

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Revenues, net – Total net revenues increased $359,512 or 11.0%, from $3,278,117 for the three months ended September 30, 2014 to $3,637,629 for the three months ended September 30, 2015.  Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 35% and 41% of total sales for 2015-QTR and 2014-QTR, respectively.  In addition, Spectral DNC-N and Spectral DNC 5% both represented 5% of total sales for 2015-QTR as compared to 7% and 5% of total sales for 2014-QTR, respectively. Furthermore, Polaris NR11 represented approximately 5% of total sales for 2015-QTR as compared to 4% of total sales for 2014-QTR, while Polaris NR09 sales in 2015-QTR was nominal as compared to approximately 5% of total sales for 2014-QTR.

Net revenue from our Mexican subsidiary increased 4.4% in 2015-QTR compared to 2014-QTR, accounting for $994,391 (27.3%) and $952,472 (27.6%) of consolidated net sales for the three months ended September 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary increased as a result of increased product demand offset by the stronger dollar compared to the Mexican Peso.  Net sales generated from US operations increased as a result of increased distribution, awareness and increased marketing.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 51.7% and 33.6% of our total revenues during the three months ended September 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold increased $402,715 or 49.5%, from $813,671 (2014-QTR) to $1,216,386 (2015-QTR).  This increase is primarily as a result of one-time inventory reserve reversal charge of approximately $100,000 in 2014-QTR as well as overall lower costs of goods sold in 2014-QTR relating to approximately $180,000 of freight costs that were eliminated due to reduced expedited delivery in 2014-QTR and approximately $75,000 reduction of bill of materials costs in 2014-QTR as a result of reformulation efforts to remove expensive components and maintain efficacy.

The gross margin has declined from 75.2% (2014-QTR) to 66.6% (2015-QTR), with US operations accounting for $1,920,655 or 77.9% (2014-QTR) and $1,888,728 or 78.0% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $543,791 or 22.1% (2014-QTR) and $532,515 or 22.0% (2015-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $651,275 or 71.4% from $912,345 (2014-QTR) to $1,563,620 (2015-QTR). The increase was due to the following:

–	Increases of:

•	$415,700 for commission and consulting primarily stock based compensation and as a result of increased sales incentives,

•	$142,014 for marketing and promotion, primarily as a result of increased marketing campaigns and efforts, and

•	$93,561 for other selling and marketing expenses, primarily as a result of higher freight and shipping costs as a result of increased international shipping and increased order volume.

General and Administrative Costs – General and administrative costs decreased $272,747 or 16.3%, from $1,668,807 (2014-QTR) to $1,396,060 (2015-QTR). The decrease is due to the following:

–	Decreases of:

•	$267,719 for professional fees and consultant costs primarily as a result of decreased consultants and changes from consulting to full-time employee status, and

•

$76,377 for other general and administrative expenses, primarily as a result of $47,039 in lower bank charges as a result of improved internal policies within A/R for wire and bank costs as well as overall fees for transactions, $23,980 in lower insurance expense as a result of improved rates and $39,760 in lower rent as a result of consolidating facilities, partially offset by increase in various other general and administrative expense items aggregating to $34,402.

–	Partially offset by increases of:

•	$71,349 for salary and personnel costs, primarily as a result of increased headcount.

Other Income and Expenses – Other expense increased $82,043 or 167.9%, from $48,878 income (2014-QTR) to $33,165 expense (2015-QTR), primarily as a result of higher interest expense of $33,392 and lower other income of $48,651.

Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014

Revenues, net – Total net revenues increased $393,593 or 4.1%, from $9,707,504 for the nine months ended September 30, 2014 to $10,101,097 for the nine months ended September 30, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 35% and 41% of total sales for 2015-YTD and 2014-YTD, respectively.  In addition, Spectral DNC-N represented approximately 7% of total sales for each period, while Spectral DNC 5% and Polaris NR09 represented 4% and 3% of total sales for 2015-YTD, respectively, as compared to 5% total sales for 2014-YTD for both products.

Net revenue from our Mexican subsidiary increased 0.6% in 2015-YTD compared to 2014-YTD, accounting for $2,573,157 (25.4%) and $2,556,650 (26.3%) of consolidated net sales for the nine months ended September 30, 2015 and 2014 respectively.  The increase in net revenue from our Mexican subsidiary was considered nominal.  Net sales generated from US operations increased as a result of higher demand offset by the stronger dollar compared to the Mexican Peso. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 41.0% and 42.7% of our total revenues during the nine months ended September 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold increased $131,249 or 3.4%, from $3,819,078 (2014-YTD) to $3,950,327 (2015-YTD).  This increase is primarily as a result of one-time inventory reserve reversal charge of approximately $215,000 in 2014-YTD.

The gross margin has slightly declined from 60.7% (2014-YTD) to 60.9% (2015-YTD), with US operations accounting for $4,413,081 or 74.9% (2014-YTD) and $4,721,358 or 76.7% (2015-YTD) of the gross margin dollars and with DS Mexico accounting for $1,475,345 or 25.1% (2014-YTD) and $1,429,412 or 23.2% (2015-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $154,559 or 5.0% from $3,076,605 (2014-YTD) to $3,231,164 (2015-YTD). The increase was due to the following:

–	Increases of:

•	$102,972 for commissions and consulting primarily as a result of increased sales incentives, and

•	$186,778 for marketing and promotion primarily as a result of stock based compensation and increased marketing campaigns and programs.

–	Partially offset by decreases of:

•

$135,191 for other selling and marketing expenses primarily as a result of $77,019 in lower freight and shipping costs as a result of improved operation efficiencies and cost cutting measures and $100,714 in lower product development as a result of completion and product launches.  Partially offsetting these increases are $43,542 in higher other various selling and marketing expenses

General and Administrative Costs – General and administrative costs decreased $716,761 or 16.6%, from $4,341,287 (2014-YTD) to $3,621,526 (2015-YTD). The decrease is due to the following:

–	Decreases of:

•	$602,981 for professional fees and consultant costs primarily as a result of cost cutting measures, changes from consultant to employee status,

•	$46,767 for salary and personnel costs, which is considered nominal, and

•

$70,013 for other general and administrative expenses, primarily as a result of $96,038 in lower bank charges as a result of improved internal policies within A/R for wire and bank analysis costs as well as overall fees for transactions, $28,946 in lower insurance expense as a result of improved rates, $61,498 in lower rent as a result of consolidating facilities, $24,588 in lower repairs and maintenance and $3,278 decrease in various other general and administrative expense items, partially offset by increase in $144,334 in higher bad debt expenses as a result of one-time reserve charge.

Other Income and Expenses – Other income increased $27,789 or 354.5%, from $7,839 income (2014-YTD) to $35,628 income (2015-YTD). This increase was not significant.

Liquidity and Capital Resources

We had cash of $1,375,290 and working capital of $5,663,170 at September 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2015 of $1,048,383. Our net loss, when adjusted by various non-cash items aggregating $1,037,970 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, resulted in a net income of $371,678.  In addition, changes in operating assets and liabilities necessary to support our operations used cash of $1,420,061 as follows:

•	$1,484,652 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$69,040 used for increased inventory levels which is not considered significant,
•	$12,662 provided by a decrease prepaid expenses and other current assets which is not considered significant,
•	$12,819 used for increased other assets which is not considered significant,
•	$58,065 used for decreased accounts payable which is not considered significant,
•	$212,290 provided by change in accrued expenses primarily due to the settlement of certain accrued expenses with issuance of common stock, and
•	$23,437 used for decreased other current liabilities.

Cash Flows used in Investing Activities

Our investing activities used $2,555 in net cash during the nine months ended September 30, 2015, which is not considered significant.

Cash Flows from Financing Activities

Our financing activities contributed $1,186,472 in net cash during the nine months ended September 30, 2015 as a result of $720,000 proceeds from the sale of common stock, $450,000 proceeds from loans and notes, $25,500 proceeds from exercise of warrants less the use of $9,028 in repayment of loans and notes.

Financial Position

Total Assets – Our total assets increased $1,537,879 or 17.9% from $8,597,002 as of December 31, 2014 to $10,134,881 as of September 30, 2015 as a result of a net increase in current assets of $1,657,540, partially offset with a net decrease in non-current assets.  The component of the net increase in current assets are discussed below.  The net decrease in non-current assets was a result of $76,625 decreased intangible assets due to amortization and $55,855 decreased furniture and equipment, net due primarily to depreciation.  These decreases were partially offset by $12,819 increased other assets, which is not significant.

Current Assets – The net increase in current assets of $1,657,540 was due to increases in cash of $246,734, accounts receivable of $1,364,398 and inventories, net of $59,070.  Partially offsetting these increases was a decrease in prepaid expenses and other current assets of $12,662.  For increase in cash, see further discussion above in cash flow for the nine months ended September 30, 2015.  The net changes for current assets are primarily driven by changes discussed below:

Inventory – Inventory levels increased 1.5% from December 31, 2014 to September 30, 2015, which is not significant.  Average inventory represents approximately 75.4% of COGS or over a nine month supply based on the sell through rate achieved for the nine months ended September 30, 2015, resulting in an inventory turnover rate of 1.33 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable increased $1,364,398 primarily as a result of increased concentration of sales during the last weeks of Q3 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses decreased 4.5%, which is not significant.

Total Liabilities – Our total liabilities decreased $247,479 or 7.2% from $3,458,794 as of December 31, 2014 to $3,211,315 as of September 30, 2015 primarily as a result of a net decrease in current liabilities of $238,451.  The component of the net decrease in current liabilities are discussed below.

Current Liabilities – The net decrease in current liabilities of $235.451 was due to decreases in accounts payable of $58,065, accrued expenses of $244,509 and other current liabilities of $23,437.  Partially offsetting these decreases was an increase in note payable of $87,560.  The net changes for current liabilities are primarily driven by changes discussed below:

Accounts payable – Accounts payable decreased 4.7% primarily due to timing of payments to vendors and suppliers.

Accrued expenses – Accrued expenses decreased $244,509 or 25.3% primarily due to the payment of these items with issuance of shares of Company’s common stock.

Note payable – Note payable increased $87,560 primarily due to proceeds from loans and notes, partially offset with a decrease of $350,000 due to payment of such amount in the form of shares of Company’s common stock.

Other current liabilities – Other current liabilities decreased 2.6%, which is not significant.

Material Commitments

WRG Asset Purchase Agreement

On August 18, 2015 and further amended on September 24, 2015, the Company entered into a definitive asset purchase agreement, dated as of August 31, 2015, with Carey Williams and Stefan Russell, the owners of all of the capital stock of W/R Group, Inc., an Arizona corporation (“WRG”). Under the terms of the asset purchase agreement, the Company and WRG Acquisition Corporation, a newly formed Arizona subsidiary of the Company (the “Buyer”) agreed to cause the Buyer to purchase 100% of the assets and business of WRG and to assume substantially all of the liabilities of WRG, including certain pre-closing contingent liabilities, but excluding tax obligations arising prior to the closing date. In addition to the Buyer’s assumption of the assumed liabilities, the Company agreed to cause the Buyer to pay total consideration of up to $42.25 million, of which, $30.0 million is payable at closing in cash to the WRG stockholders and up to $12.25 million is payable as earn-out payments over the five consecutive fiscal years of WRG commencing January 1, 2016 and ending December 31, 2020, subject to extension and other earn-out provisions. If the maximum earn-out amount of $12.25 million is earned, $11.0 million will be paid in cash and $1.25 million will be paid in shares of the Company’s stock based on the market price of the Company’s stock as of the closing date. Additionally, the Company agreed to pay $4.0 million at closing in cash to one of the WRG stockholder in connection with the outstanding accrued principal and interest payable under a $4,000,000 secured promissory note assumed by the Buyer. On October 26, 2015 the Company announced it had executed a term sheet with a lender for $35 million in non-convertible senior debt. The acquisition is expected to close in the fourth quarter 2015, subject to the completion of the Company’s and the lenders due diligence process. There can be no assurance that the Company will obtain financing on acceptable terms, or that the acquisition will be completed. As of the date of filing of this Quarterly Report on Form 10-Q, the acquisition of WRG has not been consummated.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement – Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments.  This ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016.  We are currently evaluating whether the adoption of this new guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory.  This ASU simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market.  This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016.   We are currently evaluating whether the adoption of this new guidance will have a significant impact on our condensed consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. This ASU is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

Management continually evaluates the potential impact, if any, of all recent accounting pronouncements on our financial statements or related disclosures and, if significant, makes the appropriate disclosures required by such new accounting pronouncements.

Subsequent Events

As of October 26, 2015, the Company entered into an employment agreement with Renee Barch-Niles (the “Barch-Niles Employment Agreement”) as its new Chief Executive Officer. The Barch-Niles Employment Agreement has a term beginning October 26, 2015 and ending December 31, 2019. Per the terms, Ms. Barch-Niles shall be paid an annual base salary of $200,000 and shall be entitled to a cash bonus of up to 100% of her base salary subject to certain performance targets mutually agreed upon by both Barch-Niles and the Board of Directors. Additionally, Ms. Barch-Niles shall receive a commission equal to 3% on the gross sales amount for any new account or client acquisition that Barch-Niles brings to the Company and closes on her own. The Company shall also award Ms. Barch-Niles a Restricted Stock Grant of 450,000 that shall vest monthly over the course of the first 48 months following the effective date (which is equal to 9,375 shares per month). Additionally, Barch-Niles is entitled to an equity signing bonus grant of 15,924 shares that vest monthly in an amount of 1,327 shares per month for 12 consecutive months. The equity grants are subject to a make-whole in the event that the shares are worth less than $2,500,000 and $50,000, respectively, the Company will issue additional shares to Barch-Niles to bring the value of the shares to $2,500,000 and $50,000, respectively, subject to a minimum price per share of $3.50. Lastly, Barch-Niles shall also receive warrant coverage of $100,000 per year, with a one-year expiration date calculated as the average price in the last five trading days of the year.

On October 26, 2015, Mr. Daniel Khesin resigned from his position as Chief Executive Officer of the Company. Mr. Khesin will remain in his position as President and Chief Financial Officer of the Company.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2014 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of September 30, 2015 that persist are as follows:

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

Plans for Remediation of Material Weaknesses

We have begun implementing changes to strengthen our internal controls and will continue to implement remediation plans for the identified material weaknesses and expect the work on the plan will continue throughout 2015, as financial resources permit. The Company has hired a new Chief Executive Officer in October 2015 and is continuing to solidify its senior level management team. The Company is continuing to increase its senior level management team via the current search for a full-time Chief Financial Officer. The Company continues to formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non- accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2015, the Company issued 800,000 forfeitable shares of common stock to a distributor valued at $2,269,200 for services to be rendered ratably over the next 5 years, which have been charged to stock subscription, a component of equity, and will be accreted to expense as the services are performed.  The Company also issued approximately 7,251 shares to an investor relations firm and 130,307 shares to eight employees for services in aggregate valued at $367,341.  On September 15, 2015, the Company issued 191,202 common shares valued at $387,100 related to the conversion of amounts payable on a note plus accrued interest.   On September 15, 2015, the Company issued 30,000 common shares related to the exercise of certain outstanding warrants.

On August 1, 2015, the Company has agreed to issue 15,000 shares of restricted common stock to a non-employee director for serving on the board. Such shares shall vest in four (4) equal tranches at the end of each fiscal quarter for the period of twelve (12) months from date of appointment.

During the third quarter of 2015, the Company granted warrants to one of our employees to purchase 720,000 common shares to be issued and vested ratably over 48 months starting on September 3, 2015 with an expiration of 15 years from each respective date of issuance.  Additionally, the Company also granted warrants to another employee to purchase 21,614 common shares vesting over one year with an expiration of three years.  The exercise price for the above warrants are zero and the Company valued these warrants based on the respective grant dates of these stock-based payment award.

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

Date: November 16, 2015	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President, Chief Financial Officer
Principal Accounting Officer