Form 10-K
period 2015-12-31
DS HEALTHCARE GROUP, INC.
filed 2016-10-07
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☑  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

As of June 30, 2015, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $32,320,981.

As of October 7, 2016, the registrant had approximately 22,569,738 shares of outstanding common stock, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing of our 2015 Annual Report on Form 10-K includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, market price, brand portfolio and performance, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this amendment, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this amendment and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this amendment. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: the possibility that we may be required to file additional periodic reports and financial statements in connection with our restatement disclosures; our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed, and the potential dilutive impact of any such equity capital raising; uncertainty and expense related to litigation and regulatory proceedings; the possibility that our common stock will be delisted from trading on the Nasdaq Stock Market; potential difficulties in signing up; customers; purchase agreements; uncertain availability and cost of and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

As used in this Annual Report, the terms “DS Healthcare Group Inc.,” “Company,” “Registrant,” “we,” “us,” and “our” mean  DS Healthcare Group Inc. and its subsidiaries unless the context indicates otherwise.

PART I

Item 1.

Business.

Overview

DS Healthcare Group, Inc. (formerly Divine Skin, Inc.) (d/b/a DS Laboratories) is a Florida corporation organized on January 26, 2007. DS Healthcare Group, Inc. and its subsidiaries (collectively, the “Company” or “DS Healthcare”) develop proprietary technologies and products for hair care and personal care needs.  Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the act ion of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products.  The Company has grown steadily since inception with a network of retailers across North America and distributors throughout Europe, Asia and South America. DS Healthcare currently researches and develops (formulates) its own products. We currently offer the following lines of products: hair care, skin care and personal care.

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

We have grown steadily since our inception through sales to a variety of specialty retailers, salon chains and distributors in North America and through distributors for international sales. We have a growing base of domestic and international customers with several large salon chains and distributors, which collectively sell to over 10,000 salons and retail outlets throughout the world.  Our current principal products, which are all sold under our DS Laboratories brand, are set forth below.

Thinning Hair	Hair Care	Skin Care	Personal Care
Revita	Dandrene	Hydroviton	Nirena
Revita LT	Continuum	Keramene	Spectral.Lash
Revita Cor		Oligio
Spectral		Trioxil

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

Corporate Background

Our corporate headquarters are located at 1601 Green Road, Pompano Beach, Florida 33064. Our phone number is (888) 404-7770. We own and operate several websites, including dshealthgroup.com, polarisresearchlab.com, polarisresearchlabs.com and dslaboratories.com. Information contained on our websites is not part of this report. Our Company was organized under the name Divine Skin, Inc. and we changed our corporate name to DS Healthcare Group, Inc. in November 2012.

Our corporate structure is set forth below:

Our consolidated financial statements includes the operating activities of Velocity Storage and Packaging, LLC (“Velocity”), which are accounted for as Variable Interest Entity (“VIE”).  Velocity performs packaging and shipping services exclusively for the Company.  The Company’s variable interest relates to a financing arrangement whereby, all operational expenses, including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own.  Accordingly, the Company determined that Velocity is a VIE and the Company is the primary beneficiary under the guidance offered in Accounting Standards Codification (“ASC”) 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

Products

Our business model is to develop products with unique features and benefits that are outside the scope of general products offering by larger competitors in our industry. Our products are developed (formulated) internally to fill a niche product category so that we can create new products without direct competition from larger, better capitalized market participants and achieve organic growth with minimal investment. The company has developed and optimized nanosome encapsulation technology, which is employed to entrap and deliver active ingredients in certain product more efficiently and safely in order to improve overall product performance. Our current principal products are as follows:

Hair Care

We have developed a line of shampoos and conditioners, which includes products specifically designed to treat thinning hair, dandruff and other common hair care conditions.

Revita® Shampoo and Revita.Cor Conditioner

Revita and Revita LT are high performance hair stimulating shampoos. Revita.Cor is our hair stimulating conditioner which employs nanosomal encapsulation technology. Revita uses a combination of materials specially designed to maintain scalp vitality and act on follicle dysfunctions. This formulation is developed completely without the use of harsh chemicals such as Sodium Lauryl Sulfate and Sodium Laureth Sulfate, commonly used low cost detergents in shampoos and cleansers that are linked to skin irritation, drying, and hair loss due to follicle attack. It contains a high concentration of caffeine, among other ingredients. Revita LT is formulated for customers with lighter colored hair.

Spectral

Our Spectral line of topical lotions and sprays are designed for men with advanced androgenic alopecia – male pattern baldness. Spectral.DNC, a spray formula, Spectral.DNC-L, a lotion, are designed to re-grow hair through multiple pathways. One of the active ingredients in Spectral DNC and DNC-L is Procyanidin B-2 complex. We believe this formula helps retain and re-grow hair. In an independent study published in the British Journal of Dermatology in 2002, Procyanidin B-2 was shown to shorten the hair resting phase and prolong the hair growth phase, therefore increasing hair growth results. This treatment uses over 10 active compounds that trigger different processes in the scalp to generate healthy hair and contains nanosome microspheres to enhance absorption into the skin. Spectral DNC and Spectral DNC-L are only sold outside the United States. Our Spectral DNC-N, sold in the United States, is a spray formula and is the first treatment to employ Nanoxidil 5%, a powerful new non-prescription non-OTC alternative to existing formulations offering high efficacy, with no known side effects.

Spectral.RS is a topical treatment for men and women with initial stage androgenic alopecia.  It is designed to address multiple causes that lead to thinning hair such as perifollicular fibrosis and internal factors such as stress, hormonal disturbances, lack of vitamins and mineral salts, and the use of certain medications. Perifollicular fibrosis is a condition that accompanies all hair loss whereby the collagen around the hair root becomes rigid and tightens, pushing a root to the surface and causing premature hair loss. One of the active ingredients in Spectral.RS is Adenosine. This ingredient was shown to be effective in an independent clinical study conducted by Shiseido Laboratories in 2005 to induce hair growth.

Dandrene®

Dandrene is an antidandruff shampoo formulated with highest concentration of Zinc pyrithione (OTC drug) designed to treat itchy scalp and dandruff.  The product provides relief from scaling, irritation, redness and flaking associated with dandruff, psoriasis and seborrheic dermatitis.

Continuum

Human hair are prone to considerable damage due to several factors such as normal aging, exposure to certain environmental conditions such as sunlight and most significantly due to bleaching process. Anatomically, a single hair strand can be represented as a rope made up of systematically arranged cortical fibers with an additional protective cover called cuticles. Exposure to detrimental factors or bleaching process causes weakening of hair cuticles and lessening of cortical fibers that leads to undesirable surface roughness and eventually breakage. Continuum is an innovative product created by combining unique molecules, a precursor and activators, to strengthen the connections between cortical fibers in order to regain hair strength; and, to rearrange cuticles so that to ensure its maximum protective efficacy and natural shine to the hair. Continuum line includes three product – Ro.Maxx, Ro.Zen and Ro.Topia.

Skin Care

Hydroviton®

Hydroviton is a skin cleanser, developed for oily and acne prone skin.  It contains liposome encapsulated azelaic acid, which has shown by independent study to suppress 5α-reductase, a hormone that causes oily skin.

Keramene®

Keramene is formulated to suppress hair growth and softens remaining hair strands. Keramene combines plant hormones, natural palmatine and nondihydroguaiaretic acid. Keramene performs through two complementary pathways: 1) inducing follicles into the catagen state so they stop growing hairs, and 2) suppressing kerafinocyte proliferation so remaining hairs grow slower. Keramene contains Telocapil, among other ingredients, which has been shown by independent study to reduce hair growth.

Oligo®

Oligo.DX is a cream that is designed to improve the appearance of cellulite from women’s thighs, hips and buttocks.  It contains a liposomal complex of caffeine and escin, among other ingredients.

Trioxil®

Trioxil  is an anti-acne gel.  It contains Ichthyol Pale among other ingredients, which has been shown to reduce skin blemishes under an independent study.

Personal Care

Nirena®

Nirena is an intimate feminine care cleanser developed without cheap detergents, harsh chemicals, and low pH tolerances, which are generally found in other commercially available products. The principle active ingredient in Nirena is Brazilian Peppertree extract. In clinical studies, extract of the Brazilian Peppertree displays antimicrobial properties.

Spectral.Lash

Spectral Lash is a product based on advanced bio-peptides that are designed to grow and increase the length and girth of eyelash hair. The bio-peptides include SymPeptide 226EL, which under independent studies have shown an increase in eyelash length after 2 weeks of use.

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

Compounders and Suppliers

We use contracted third parties to compound our products. During 2014 and 2015, we contracted with two compounders for the compounding of our products. We engage these compounders on a per order basis, without long term contracts. The third party compounders are responsible for receipt and storage for a portion of raw material, compounding and labeling of our products. At present, we are dependent upon these compounders for the compounding of all of our products. We believe at the present time we will be able to obtain the quantity of products and supplies we will need to meet orders. We purchase all of our raw materials from several third party suppliers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers, although during 2014 and 2015, we had two suppliers that each provided in excess of 10% of our materials.  During 2014 and 2015, we have purchased raw materials from over 30 suppliers. In the event that a current supplier or compounder is unable to meet our supply or compounder requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have established working relationships with several third party suppliers and compounders, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

We package and assemble our products internally.

Sales Channels

We currently sell our products to approximately 250 salons, retailers, distributors and wholesale groups. We have begun retailing our products directly to the consumer on our company website. We have established relationships with specialty retailers, spas, salons, pharmacies and distributors, the majority of which are on a purchase order basis, without long term commitments. We continue to explore relationships with retailers and distributors both nationally and abroad for all of our products.

Distribution Agreements

As of December 31, 2015, we are a party to 10 distribution agreements covering approximately 28 countries throughout the world and 9 distributors covering all markets within the United States. The agreements may generally be terminated by the distributor without cause upon 30 days’ notice or by us in the event the distributor fails to meet certain purchase requirements. We believe that there is a need for such arrangements as identifying partners in overseas markets enables us to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.  During 2015, two individual customer accounted for more than 10% of our revenues.

Research and Development

We perform our research and development (formulation development) at our executive offices and in-house laboratories.  During 2014 and 2015, we expensed $285,157 and $315, 097, respectively, to research and development. Currently, the Company has several new projects and products in the pipeline, and they are as follows:

•

Continuum line extension with 4 more products focusing on hair anti-aging, protective and repairing effects;

•

Dandrene line extension with 2 more OTC products for improved management and control of dandruff;

•

Several new projects for contract product development and manufacturing (Private label).

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

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an NDA (“New Drug Application”) or ANDA (“Abbreviated New Drug Application”) which could result in the removal of those products from the market and delay the sale of these products as well as a significant cost to our company. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however, this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. We cannot predict the extent that potentially adverse government regulations might arise from future legislation or administrative actions. Furthermore, in the event any of our products required FDA approval we cannot predict or estimate the timing or cost, or likelihood of obtaining FDA approval for such product.

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

Our products, in general, compete against products distributed by national and international hair care, skin care and personal care companies, including, but not limited to, Loreal and Unilever.  Our competitive position is based on the foundation of developing niche products with active ingredients that may not be found in competing products. Our competitive strategy is based on our attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

Employees

As of December 31, 2015, we have a total of 105 employees, of which 27 are employed in the United States and 78 are employee in Mexico.  Additionally, via our Variable Interest Entity (“VIE”) entity, Velocity Storage and Packaging, LLC, whose operating activities are included in the consolidated financial statements, we have another 9 employees.

Key Employees

In addition to our former Chairman(1), who is Chief Executive Officer and President being a key employee of the Company, the following are is a key employee who are not executive officers. Information regarding executive officers are provided under “Item 10.  Directors, Executive Officers and Corporate Governance.

———————

(1)

Mr. Daniel Khesin was replaced by Mr. Yasuhiro Fujiwara as Chairman of the Board on September 21 2016. On September 12, 2016, Mr. John Power replaced Mr. Khesin as Chief Financial Officer.

Dr. Fernando Tamez has served as our President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary acquired in November 2012.  Dr. Tamez oversees the day to day operations of DS Mexico.  Dr. Tamez graduated from Universidad La Salle Facultad Mexicana de Medicina (La Salle University Mexico, School of Medicine) in 2006 with a medical degree and graduated from Universidad Iberoamericana in 2009 with a degree in business administration.

Item 1A.

Risk Factors.

Although this is not applicable to smaller reporting companies, we are providing such information herein because investing in our common stock involves a high degree of risk. Therefore, you should carefully consider the following risk factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to Our Business and Industry

We had a net loss of $10,753,991 and $1,934,728 for 2015 and 2014, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition.

We had a net loss of $10,753,991 and $1,934,728 for 2015 and 2014 respectively.  In the event we are unable to increase gross margins, reduced costs and/or generate sufficient additional revenues to offset our costs, we may continue to sustain losses in the future.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, our accumulated deficit was $20,978,751. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2015, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

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

We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. The FDA or other governmental regulatory bodies could require the reformulation of certain products to meet new standards or FDA approval prior to marketing and sale of certain products. Any or all of such requirements could have a materially adverse effect on our business, financial condition, results of operations and cash flows. The cost to comply with new or changing regulations could be material. Furthermore, we cannot provide any assurances that any product would ultimately comply with new or changing regulations.

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

Businesses may acquire in the future, as well as strategic investments such as joint venture arrangements, expose us to increased risks.

As part of the Company’s growth strategy, we intend to explore acquisition opportunities, such as the recently filed Form 8-K on announcing plans for mergers, as originally filed with the SEC on February 22, 2016.  We cannot provide any assurance that we will find attractive acquisition candidates in the future, that we will be able to acquire such candidates on economically acceptable terms or that we will be able to finance acquisitions on economically acceptable terms. If we acquire new businesses in the future, we may incur substantial additional indebtedness and other expenses or we may complete potentially dilutive issuances of equity securities, which may affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations. We may also enter into joint venture arrangements and equity investments intended to complement or expand our business, as well as divested of certain of our businesses or assets. These types of transactions can pose substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our partners do not succeed in the manner that we anticipate. These transactions involve significant challenges and risks, including:

•

our ability to effectively integrate the operations, financial reporting, and personnel of acquired companies and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

•

our ability to realize our investment and anticipated synergies in the acquired businesses or strategic investments;

•

the diversion of management’s time and attention from other business concerns, the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;

•

the risks associated with entering into businesses or markets in which we may have no or limited direct prior experience;

•

the potential loss of key employees, customers or suppliers of the acquired businesses;

•

the ability to integrate the IT systems of acquired businesses into our existing IT infrastructure and manage those systems that cannot be effectively integrated;

•

the requirement to write down acquired assets as a result of the acquired business or strategic investment being worth less than we paid or invested in it;

•

capital expenditure requirements exceeding our estimates;

•

the risk that an acquisition or strategic investment could increase future losses or reduce our future earnings; and

•

the assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities, and no or limited indemnities from sellers or ongoing indemnity obligations to purchasers.

If we are unable to retain our senior management and key employees, our business and results of operations could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment or severance agreements with certain of our key employees, these agreements do not prevent those individuals from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business could be adversely affected.

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

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We are in the process of remediating the material weaknesses, but we have not yet been able to complete our remediation efforts. It will take additional time to design, implement and test the controls and procedures required to enable our management to conclude that our internal control over financial reporting is effective. We cannot at this time estimate how long it will take to complete our remediation efforts or the cost of those efforts. We cannot assure you that measures we plan to take will be effective in mitigating or preventing significant deficiencies or material weaknesses in our internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock. Refer to “Controls and Procedures” below for further discussion.

The company is involved in a number of law suits, more particularly described in Item 3 hereof. The Company cannot predict the outcome of these proceedings nor the financial impact to the Company in the event the Company is not successful in its defense of the claims. If the Company is unsuccessful the financial effect could be material.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000 and $40,000 respectively, which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 was to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board or compensation committee approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to, criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the Company received notice from its independent auditor on September 29, 2016 of potential illegal acts concerning payments of personal expenses by the Company. The Company’s audit committee has agreed with the findings. On September 29th, 2016, the company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016. See "Controls and Procedures" and "Executive Compensation" below.

During 2013, in addition to base compensation paid to Abner Silva, a consultant deemed to be an officer by our independent auditor for accounting purposes, our company advanced approximately $11,500, to Mr. Silva. While Mr. Silva, believed that these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company. On September 29th, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016.

In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $73,000. In September 2016, the Company was notified it received a default judgement in the amount of $73,000. The Company plans of appealing the default judgment. As of December 31, 2015, the Company has sufficient amount accrued for the Asheville suit.

On April 20, 2016, DS Healthcare Group, Inc. (the “Company”) was notified by Nasdaq that because the Company has not filed its Annual Report on Form 10-K for the year ended December 31, 2015, the Company no longer qualifies for continued listing in accordance with Nasdaq Rule 5250(c)(1).

On April 12, 2016, the SEC issued a “Formal Order” directing a private non-public formal investigation to determine whether violations of the federal securities law may have been committed, directly or indirectly, by the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities.  The possible violations set forth in the Formal Order include Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5), 13(k), 14(a), and 14(f) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13b2-1, 13b2-2(a), 14a3, 14a-9, and 14f-1.   The relevant time period specified in the Formal Order is between January 1, 2010 and the present date. On April 15, 2016, the SEC issued a subpoena duces tecum to Mr. Khesin. On May 4, 2016, the SEC issued a subpoena duces tecum to the Company.  The company is complying with all requests to the SEC and the review and production process is ongoing in nature. On or about July 27, 2016, the SEC issued a second subpoena duces tecum to the Company seeking a current copy of its QuickBooks file with a user name and password.  The Company has complied with the second subpoena duces tecum. The company has no way of determining what the outcome of this investigation will be and cannot predict any financial impact.

We have not been in compliance with the Nasdaq Stock Market’s requirements for continued listing and as a result our common stock may be delisted from trading on Nasdaq, which would have a material effect on us and our stockholders.

We have been delinquent in the filing of our periodic reports with the SEC, as a result of which we are not in compliance with the rules of the Nasdaq Stock Market and are subject to having our stock delisted from trading on Nasdaq. Nasdaq has not approved our common stock for continued listing. There can be no assurance that we will be able to comply with this condition, in which case our common stock will be subject to delisting by Nasdaq. If our common stock is delisted, there can no assurance whether or when it would again be listed for trading on Nasdaq or any other exchange. If our common stock is delisted, the market price of our shares will likely decline and become more volatile, and our stockholders may find that their ability to trade in our stock will be adversely affected. Furthermore, institutions whose charters do not allow them to hold securities in unlisted companies might sell our shares, which could have a further adverse effect on the price of our stock.

On September 16, 2016, DS Healthcare Group (DSKX) received a letter from the NASDAQ Stock Market informing the Company of its decision to deny the Company’s request for continued listing of the Company’s common stock due to perceived violations of Listing Rule 5101 and Listing Rule 5250(a)(1).  Amongst its concerns, Nasdaq raised doubts that the Company will file its delinquent report on Form 10-K for the year ended December 31, 2015 its dealing and the financial statements, on or before October 11, 2016, the expiration of the 180-day additional period for filing to regain compliance under IM-5810-2(F).  The Company has requested an oral hearing before the NASDAQ Hearing Panel to appeal the decision and requested that the suspension of the Company’s listing be stayed until receipt of a written decision by the Hearing Panel. The Company intends to satisfy NASDAQ’s concerns, including but not limited to: providing minutes of certain meetings of the Board of Directors, providing the results of an independent investigation, addressing certain statements made to the NASDAQ in the course of their review of the Company’s compliance with NASDAQ listing statements made that could be considered misrepresentation, and, on or before October 11, 2016, filing the delinquent periodic reports with the Securities and Exchange Commission. The appeal hearing is set for November 10, 2016.

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

If the Company’s closing bid price falls below the minimum price of $1.00 per share as per the requirements of NASDAQ listing rule 5550(a)(2), our Company’s common stock may be delisted from the NASDAQ Stock Market (“NASDAQ”).

If the Company’s common stock trades below $1.00 per share, which is the minimum closing bid price required for continued listing on NASDAQ, for 30 consecutive business days, the Company will receive a notification letter from NASDAQ and the Company will have 180 calendar days to regain compliance with the minimum bid price rule.  To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days).  If the Company’s common stock does not achieve compliance by 180 calendar days, the Company may be eligible for an additional 180-day period to regain compliance if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provides written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

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

On July 22nd, 2016, the company engaged independent counsel to perform an independent investigation into certain allegations made by former management. The results of this investigation are not yet complete and the company does not have any way to determine the outcome.

Our Chief Executive Officer, Daniel Khesin may only be terminated for cause with a court ruling. If we terminate Daniel Khesin without cause, we will be required to pay a severance amount equal to 42 months of his annual base salary.

If the Company terminates Mr. Khesin’s employment without cause the Company shall pay as severance pay to Mr. Khesin within 30 days following the termination date, a lump sum amount equal to 42 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable.  Furthermore, upon delivery of a Non-Renewal Notice, the Company shall also pay Mr. Khesin a lump sum amount equal to 42 months of his annual base salary. During the term of the agreement and for a 6-month period following the termination of the agreement, Mr. Khesin shall be subject to a non-competition and non-solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non-Renewal Notice.

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

The Company leases an executive office and warehouse space in Pompano Beach, Florida and the lease terminates on July 31, 2019.  The Company’s Mexican subsidiary leases an office and warehouse space in Mexico City, Mexico and the lease was extended in May 2016, and expires in April 30, 2018.

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands is scheduled for October 17, 2016, in Miami, Florida.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of December 31, 2015, the Company has not recorded an accrual for this claim.

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”)  filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of USD $3 million.  DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference is scheduled for October 13, 2016.

On December 28, 2015, the Company, our Chief Executive Officer, Daniel Khesin individually, and Abner Silva, a former consultant and employee was named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former investor relations contractor claiming monetary damages and allegations of using material or false misrepresentations.  The Plaintiff’s complaint alleges owed compensation in stock and cash. Management intends to vigorously defend the action and contends the suit is primarily without merit as the contractor was dismissed in writing. Accordingly, management has provided a contingency reserve this matter.

In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $ 73,000. In September 2016, the Company was notified it received a default judgement in the amount of $ 73,000. The Company plans of appealing the default judgment. As of December 31, 2015, the Company has sufficient amount accrued for the Asheville suit.

The Company has received several pre-litigation demand letters from various former employees, including but not limited to a demand for alleged past wages, shares and commissions on various sales which do not qualify as revenue under GAAP guidance from former Chief Executive Officer, Renee Barch- Niles. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has recorded reserves and contingent liabilities related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to increase its contingent liability or reserve for these matters.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol DSKX.  As of December 31, 2015, the closing price of our stock on the Nasdaq Capital Market was $2.57. The following table sets forth, for each quarter in 2015 and 2014, the high and low closing sales prices of our common stock as reported by the Nasdaq Capital Market.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Year 2015
	High	Low
First Quarter	$1.15	$0.65
Second Quarter	$4.96	$0.76
Third Quarter	$4.14	$2.15
Fourth Quarter	$3.60	$2.30

Calendar Year 2014
	High	Low
First Quarter	$2.46	$2.02
Second Quarter	$2.05	$1.68
Third Quarter	$1.72	$1.04
Fourth Quarter	$1.24	$0.59

Holders

As of December 31, 2015, there were approximately 1319 security holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Securities

Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission (“SEC”), during the fourth quarter of the period covered by this report, we have sold securities without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided under Section 4(a)(2), as provided below. The securities issued contain a legend restricting transfer absent registration or applicable exemption. The security holders received current information about the Company and had the opportunity to ask questions about the Company.

During the fourth quarter of 2015, the Company issued an aggregate of 1,377,780 shares of common stock at an average value of $2.68 per share, or $3,694,803 in aggregate, for services that the Company received from investor relation firms, employees and consulting services.

In connection with the Company’s sale of 605,000 shares of common stock, at $3.30 per share, or $1,996,500, to an investor in the third quarter of 2015, we recorded a stock subscription receivable of $1,496,500 as of September 30, 2015. During the fourth quarter of 2015, the Company was able to receive $300,000 of the stock subscription receivable and in total $800,000 of the stock purchase agreement. Due to current market conditions, the Company has written off the subscription receivable balance.

Sales of Registered Securities

In a private investment in public equity offering, we also issued 2,000,000 shares of common stock at $2.50 per share and warrants to purchase 1,500,000 common shares at an exercise price of $2.85.  The gross proceeds of the private investment in public equity offering was $5,000,000 and the Company incurred issuance costs of $486,000, which has been netted against the gross proceeds received and recorded in additional paid in capital in the accompanying consolidated balance sheets.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2015.

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

In January 2009 the directors and a majority of our shareholders adopted our 2009 Equity Incentive Plan (the “Plan”). We have reserved an aggregate of 500,000 shares of common stock for issuance pursuant to options or restricted stock granted under the Plan. As of the date of this report, we have issued no shares under the Plan. The purpose of the Plan is to advance the interests of the Company and its stockholders by providing a means of attracting and retaining key employees, directors and consultants for the Company and its subsidiaries. The Plan shall be administered by the board of directors until such time as a committee shall be appointed (the “Administrator”). Options granted under the Plan may either be options qualifying as incentive stock options (“Incentive Options”) under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or options that do not so qualify (“Non-Qualified Options”).

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

All restricted stock units (“RSUs”), warrants and options that have been granted to employees through December 31, 2015 have been granted outside of the 2009 Equity Incentive Plan.  See Note 13 to the Notes to Consolidated Financial Statements included in this Form 10-K for information on the Company’s RSUs, warrants and options activities.

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

Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for 2015 and 2014. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenues, net – Our product revenues represent primarily sales of Revita which individually exceeded 10% of total sales and collectively represented 23.6% of total sales. In addition, Spectral DNC-N represents 8% of total sales revenue and Spectral DNC 8% of net revenue. There were no other products, which individually exceeded 5% of total sales.

We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign.  We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 46% and 44% of our total revenues during 2015 and 2014, respectively.

Our total net revenues decreased by $1,549,355, or 12%, from $13,327,115 for 2014 to $11,777,760 for 2015. The decrease in consolidated net revenues was due to a decrease in Mexican net revenue, and in US net revenue, caused by an increase in bad debt delays in shipping products. Our Mexican net revenue decreased by $680,063, or 17.7% from $3,832,045 for 2014 to $3,151,982 for 2015.  Of the decrease in our Mexican net revenue, $556,358 was related to the strengthening of the U.S. dollar versus the Mexican Peso and the remaining decrease in our Mexican net revenue of $123,705, or 3% is not significant.  Our US net revenue also decreased by $869,292 or 9.2%, from $9,495,070 for 2014 to $8,625,778 for 2015.  The decreased in US net revenue was the primarily due to weaker demand for our products, increased bad debts and delays in shipping.

Cost of Goods Sold – Our total cost of goods sold decreased $84,458, or 1.5%, from $5,461,976 for 2014 to $5,377,518 for 2015. The increase in total cost of goods sold was due to an increase in US cost of goods sold, partially offset by a decrease in Mexican cost of goods sold.  Our US cost of goods sold increased by $113,453, or 3%, from 3,842,652 for 2014 to $3,956,106 for 2015.  The increase in US cost of goods sold was primarily due to the reversal of the barter credits issued in exchange for slow moving merchandise but that not qualify as revenue under ASC 605.  Our Mexican cost of goods sold decreased by $482,151, or 22%, from $2,212,721 for 2014 to $1,730,570. The decrease in our Mexican cost of goods sold was primarily due to the strengthening of the U.S. dollar versus the Mexican Peso, which was approximately $305,463.  Without the effect of the changes in foreign currency translation rates, our Mexican cost of goods sold would have decreased by $176,688, or 8%.  This decrease in Mexican cost of goods sold was primarily due to decrease in sales.

The overall increase in cost of goods sold contributed to a decline in our overall gross margin 5% from 59% for 2014 to 54% for 2015.  Our consolidated gross profit decreased $1,464,897, or 18.6%, from $7,865,139 for 2014 to $6,400,242 for 2015.  Of the total decrease in gross profit, our US gross profit decreased $982,745, or 17% from $5,652,418 for 2014 to $4,669,672 for 2015 and our Mexican gross profit decreased by $482,152, or 28%, from $2,212,721 for 2014 to $1,730,570 for 2015.

Selling and Marketing Costs – Selling and marketing costs increased $3,035,660, or 71% from $4,281,458 for 2014 to $7,317,118 for 2015. The increase was due to the following:

•

$231,976 for commission and consulting, primarily as a result of increase personnel and incentives,

•

$2,771,672 for marketing and promotion, primarily as a result of stock based compensation costs 2,296,200, and educational training and sample programs.

•

$32,007 for other selling and marketing expenses, primarily as a result of general increase in travel and related costs.

General and Administrative Costs – General and administrative costs increased $4,240,802 or 77.5%, from $5,472,093 for 2014 to $9,712,895 for 2015. The increase was due to the following:

•

$2,020,806 in salary and personnel costs mainly due to increase in stock based compensation cost of $2,210,097 offset by decrease in payroll costs of $189,291.

•

$1,694,907 in professional fees for legal, outsourced accounting, acquisition related accounting and legal fees.

•

$356,250 for impairment of Brazilian distribution agreement

•

$460,445 due to provision for bad debts.

•

$57,183 due to increased insurance premiums.

Offset by decrease in

•

$116,389 in depreciation expense due to write of Brazil distribution rights.

•

$99,329 for bank service charges.

•

$133,071 for other general and administrative costs.

Liquidity and Capital Resources

We had cash and cash equivalents of $4,517,604 and working capital of $6,615,258 at December 31, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through sales of our common stock and by credit financing, including borrowings from third parties.

We have sustained operational losses since our inception. At December 31, 2015, we had an accumulated deficit of $20,987,750. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing operational costs and overhead.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

We also satisfied our working capital requirements in 2015 and 2014, through the sale of common stock and borrowings from third parties.

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN 2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 479,461, or $27,651 and bears interest of 12.28%.  On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN 3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 2,764,743, or $159,445 and bears annual interest of 9.3%.

Promissory Notes – During the fourth quarter of 2014, the Company entered into a $350,000 promissory note with a private party. The promissory note was due on May 28, 2015.  On June 1, 2015, the parties agreed to convert the note plus accrued interest to common shares and the Company on September 15, 2015 issued 191,202 common shares valued at $387,100.  With the same lender, in 2015, the Company entered into a $450,000 promissory note, as amended on September 1, 2015.  The note was secured by inventory, provided interest at 1% per month and had a maturity date of December 31, 2015.  In connection with issuing the note, the Company also issued warrants to purchase 30,000 common shares at $0.85 per share with an expiration date of April 20, 2017 and 10,000 common shares at $2.50 per share with an expiration date of September 1, 2017.  The warrants had an aggregate estimated fair value of $26,048.  On September 15, 2015, the warrant for 30,000 common shares were exercised.  The note was paid off in full on December 23, 2015, excluding accrued interest of $22,933.

Cash Flows for the Year Ended December 31, 2015

Cash Flows from Operating Activities

Our operating activities used $2,509,212 in net cash for 2015 as compared to $1,583,567 in net cash used for 2014. The increase of $925,645 or 58.45% in net cash used for operating activities of $2,509,212 was due increased net loss of $10,742,806, partially offset by increased non-cash items of $8,540,426 and changes in operating assets and liabilities of $306,932. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows from Investing Activities

Our investing activities used $7,137 in net cash for 2015 as compared to $68,345 in net cash used for 2014. The decrease in net cash used for investing of $61,208 was primarily due to a reduction in the purchase of furniture and equipment of $122,942 offset by proceeds from disposal of fixed assets of $61,734. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows from Financing Activities

Our financing activities provided $5,746,595 in net cash for 2015 as compared to $(56,833) in cash used for 2014.  The change in cash flows from financing activities of $5,803,407 was primarily due to net proceeds from private placement of $4,514,000, proceeds from the sale of common stock of $1,020,000 and net proceeds from loans and notes of $187,095.   For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Financial Position

Total Assets – Our total assets increased from $8,281,328 as of December 31, 2014 to $10,715,426 as of December 31, 2015.  The increase in our total assets of $2,434,098, or 29.3%, is a result of an increase in current assets, partially offset by a decrease in non-current assets.

Current Assets – Our current assets increased from $6,948,213 as of December 31, 2014 to $10,715,426 as of December 31, 2015.  The increase in our current assets of $3,116,144, or 44%, is attributable to increases in cash and cash equivalents, prepaid and other current assets and accounts receivable, net, partially offset by a decrease in inventories, net.

Cash and cash equivalents – Cash and cash equivalents increased from $1,128,556 as of December 31, 2014 to $4,517,604 as of December 31, 2015.  The increase in cash and cash equivalents of $3,389,048 was primarily related to cash provided by financing activities of $5,746,595 partially offset by cash used in operating activities of $2,509,212 For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Inventories, net – Inventories, net decreased from $3,862,532 as of December 31, 2014 to $3,733,213 as of December 31, 2015.  The decrease in inventories, net of $129,319 or 3.3%, is a result of decreased demand and in line with our decline in revenue.

Accounts Receivable, net – Accounts receivable, net increased from $1,678,411 as of December 31, 2014 to $1,557,560 as of December 31, 2015.  The increase in accounts receivable, net of $120,851, or 7.2%, was primarily a result of reduced terms and increased bad debt given and from certain customers.

Prepaid Expenses and other current assets – Prepaid and other current assets increased from $278,714 as of December 31, 2014 to $255,980 as of December 31, 2015.  The increase in prepaid and other current assets of $22,734 was primarily related to prepaid vendor trade credits received for certain sales of the Company’s slower moving inventory and prepaid marketing.

Non-current Assets – Our non-current assets decreased from $1,101,373 as of December 31, 2014 to $483,765 as of December 31, 2015. The decrease in non-current assets of $617608, or 56% is attributable to decreases in intangible assets, net of $617,608, or 56% and furniture and equipment, net of $69,956, or 41%, as compared to December 31, 2014. The decrease in intangible assets was due to $337,500 of impairment related to the Brazilian distributor rights, $125,251 of amortization expenses and $154,857 of foreign currency translation loss related to our Mexican subsidiary, which is a non-USD functional currency entity. The decrease in furniture and equipment, net was mainly related to depreciation expenses.

Total Liabilities – Our total liabilities decreased from $3,765,589 as of December 31, 2014 to $3,422,271 as of December 31, 2015.  The decrease in our total liabilities of $343,418, or 9%, is attributable to a decrease in current liabilities, partially offset by an increase in long-term debt, net of current portion.

Current Liabilities – Our current liabilities decreased from $3,740,692 as of December 31, 2014 to $3,307,221 as of December 31, 2015.  The decrease in our current liabilities of $433,471 or 12% is attributable to an aggregate net decrease of $180,513 or 5%, in accounts payable, accrued expenses and other current liabilities and a decrease of $252,958 in note payable.  The aggregate net decrease in accounts payable, accrued expenses and other current liabilities was related, in part, to lower business volume and timing of payments. The decrease in note payable was related he note plus accrued interest to common shares and the Company issued 191,202 common shares valued at $387,100 on September 15, 2015.

Long term debt, net of current portion – Our long term debt, net of current portion increased from $24,997 as of December 31, 2014 to $115,050 as of December 31, 2015.  The increase of $90,053 or 360% was primarily related to new bank loans obtained by the Company’s Mexican subsidiary.  See below “Material Commitments” for additional information.

Material Commitments

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN 2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 479,461, or $27,651 and bears interest of 12.28%.  On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN 3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 2,764,743, or $159,445 and bears interest of 9.3%.

Promissory Notes – During the fourth quarter of 2014, the Company entered into a $350,000 promissory note with a private party. The promissory note was due on May 28, 2015.  On June 1, 2015, the parties agreed to convert the note plus accrued interest to common shares and the Company on September 15, 2015 issued 191,202 common shares valued at $387,100.  With the same lender, in 2015, the Company entered into a $450,000 promissory note, as amended on September 1, 2015.  The note was secured by inventory, provided interest at 1% per month and had a maturity date of December 31, 2015.  The note was paid off in full on December 23, 2015, excluding accrued interest of $22,933.

Off Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement – Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments. This ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. This ASU simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market. This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. This ASU is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

In connection with the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.

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

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2015.  A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2015 that persist are as follows:

•

We did not have adequate staffing resources to 1) prepare account reconciliations, financial statements; fluctuation analysis and relevant analytics on a timely basis, and 2) provide appropriate review and supervision for all necessary areas.  Additionally, our general staff do not have the necessary training to perform appropriate analytical and/or review procedures.

•

We did not have a sufficient number of 1) adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements, and 2) personnel with necessary experience with United States generally accepted accounting principles to address and report fluctuation analysis and relevant analytics to senior management.

•

We did not have appropriate written internal control documentation of our process and procedures for all necessary areas, including documentation and testing of key internal controls.

•

We did not obtain adequate documentation to support all credit card transactions.

•

We did not obtain adequate documentation to support revenue recognition, resulting in recognition of revenue for products not shipped and appropriateness of amount being billed.

•

We did not have effective controls over stock based payments made to employees and non-employees, including proper accounting of awards as either equity or liability awards and timely processing and recording of stock based payment arrangements.

•

We did not have effective controls over our executive management’s decisions to book certain barter credits as revenue as defined in Accounting Standards Codification 605 (“ASC”). As result the Company has reversed certain of its sales to customers that did not meet the standards.

•

We did not have effective controls over issuing customer credit approvals and product credit memorandums. As a result, credits were issued by multiple individuals and without the finance department’s approval and in some cases overwritten certain credit policies and procedures.

•

We did not have effective controls over our revenue recognition and policies which caused certain products to be shipped to customers without prior credit checks and approvals from the finance department.

•

We did not have effective controls over customer pricing and as a result pricing discrepancies between wholesale and retail were established by multiple individuals without the correct policies and procedures.

•

We did not have effective controls over our executive management’s overrides of certain policies and procedures, as a result certain advances, expenses and other possible illegal activities may have occurred.

•

We did not have effective controls over stock issuances and as result shares may have been issued without the correct approval and documentation.

•

We did not have effective controls over incentives to the sales force and as a result customers received incentives that were not properly designed, approved or lacked proper structure.

•

We did not have effective controls over the advance of $11,500 to Abner Silva in 2013, which we have deemed an officer. As a result, these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. This loan may be in violation of Section 402 of the Sarbanes Oxley Act of 2002 and such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000 and $40,000 respectively, which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 in shares were to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014 and 2015. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company. The Company’s Audit Committee has agreed with the findings. On September 29th, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016. See "Controls and Procedures" and "Executive Compensation" below.

We consider the payment of the personal benefits prior to receiving board approval, as a failure of our internal control system. See “Risk Factors” above. To remediate this failure, we have implemented enhanced controls over credit card and cash disbursements and documentation under the supervision of our Chief Financial Officer, John Power. We have also enhanced controls over expense reporting and established stricter guidelines for transaction receipts. These enhanced controls include, but are not limited to establishing a preparation and review functions for expense reports, mandatory receipt requirement, limited access to the physical credit card and weekly reporting. We feel that these enhancements will be adequate to prevent this event from recurring in the future.

Since our inception we have relied on an outside accounting consultants to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultants are U.S. certified public accountants. We expect to be materially dependent upon consultants or another third parties which can provide us with the same level of accounting consulting services, for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. Furthermore, in an effort to remediate certain of the weaknesses above we have also added three independent directors to our board of directors who have formed an audit committee including the appointment of a financial expert. The committee is charged with, and has been, developing financial policies and controls, reviewing and providing oversight to our financial reporting processes, financial statements and public filings. Our ability to remediate the material weaknesses in our internal control over financial reporting will be dependent upon the development and implementation of these changes, which will require both the hiring of additional accounting personnel and the investment in enhanced systems, policies and procedures. While we expect to continue to rely upon our outside accounting consultants until such time as we are able to hire a properly qualified chief financial officer, if we are able to successfully implement these changes to our internal control over financial reporting we believe we will be able to remediate substantially all of the material weaknesses described earlier in this section. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described earlier in this section will not result in errors in our financial statements in future periods.

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls. We are in the process of developing and/or implementing remediation plans for the identified material weaknesses and we expect that work on the plans will continue throughout 2016 and possibly into 2017, as financial resources permit.  The Company is currently working on formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

We will begin to implement remediation procedures in two areas of our operations.  First we will restructure the financial reporting process to provide an improved review function by restructuring the responsibilities of both the accounting staff and the participation of the company’s non-accounting personnel. The addition of the financial review process should reduce the risk of reporting errors in the preparation and delivery of financial results.

As part of the restructuring of responsibilities, we will also have increased the scope and involvement of non-accounting personnel to provide more direct operational insight into reported financial information in an effort to improve both its relevance and its accuracy.  In connection with that restructuring of responsibilities, we are providing additional training in best practices accounting procedures and GAAP to non-accounting personnel to improve the accuracy of reported financial information.

To assist both accounting and non-accounting personnel in their efforts to improve efficiency and accuracy, we will begin to restructure the chart of accounts to improve clarity and reduce the risk of inaccurate or misposting errors.  The new chart of accounts will provide clearer, more informative titles and reduces redundancy.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our executive officers and directors as of the date of this report. Directors are elected annually and serve until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are elected by our board of directors and their terms of office are at the discretion of our board.

Name	Age	Position	Director Since
Daniel Khesin (1)	36	Chief Executive Officer and President	2007
Estella Ng	58	Director	2016
Yasuhiro Fujiwara	49	Director	2016
Elina Yubov	28	Director	2016
Myron Lewis	83	Director	2016
John Power	48	Chief Financial Officer	2016

———————

(1)

Daniel Khesin was replaced by Yasuhiro Fujiwara, as Chairman of the Board of Directors on September 21, 2016.

Daniel Khesin has served as our President and Chairman of the board of directors since January 2007, our inception.  Also, since our inception, Mr. Khesin also served as our Chief Executive Officer until October 2015 and as our Chief Financial Officer until January 2016.   Prior to January 207, Mr. Khesin was Chief Executive Officer of DK Design Group, Inc., a professional audio company, where he managed investments, engaged in the incubation of new technology and developed a distribution network from January 2004 to 2005. Previously, Mr. Khesin was Vice President of Operations of Free Razor, LLC, a continuity program for personal care products from 2003 to 2004. Mr. Khesin attended Hunter College. Mr. Khesin brings to the Board his extensive knowledge of the Company’s product and its business since he was a co-founder of the Company.

Myron Lewis, is co-founder and CEO of MU-Vision, Inc, Mr. Lewis is responsible for setting the overall direction and product strategy of the Company which is involved in the development of systems able to identify nuclear bombs and shielded radioactive materials in cargo carriers.  He was president of KeyGen Corp. where he directed the operation of its Automatic Synchronized Key Generator ™ for generating keys to be used with encrypting applications.  He served as the Vice President of GOOD NEWS! Public Relations as a director of its High Tech and Industrial Division.  He was Director of Product Development for a company in the industrial group of White Consolidated Industries (now A.B. Electrolux). Overall, Mr. Lewis has over fifty years of experience in many areas of applied science: Computer Science and Software; Computer Systems and Security; Network and Satellite Communications; Electronics; Machine Tools and Automation; Materials Fabrication; Fiber Optics; Process Control Instrumentation; Laboratory Astrophysics; Plasma Physics; Nuclear Physics; and Aerodynamics. Mr. Lewis has over 40 years of experience as Manager/Vice President/President/Founder/CEO of various companies in Technology, Marketing, Communications/Public Relations, Applied Research, Defense (US Government) and Manufacturing.  Mr. Lewis earned a B.S. in Physics from Carnegie Mellon University in 1954 and received his M.S. in Physics from Suffolk University in 1970.

Yasuhiro Fujiwara, is founder and CEO of Asia Principal Investment and Advisory Ltd. from May 2015 through the present. He was head of equities Asia ex-Japan and Head of Equity Derivatives Trading Asia Pacific, Nomura Int’l (HK), Asia ex-Japan executive committee member.  Mr. Fujiwara served as Co-Head of Global Markets & Head of Equities Asia Pacific, Bank of America Merrill Lynch December 2007 –January 2012 (in Hong Kong), Board of Director of Merrill Lynch Japan Securities Co., Ltd. During the late 1990’s, Mr. Fujiwara was head of equities trading at UBS Tokyo and in the early 1990s; he was an equities derivatives trader in Tokyo and Hong Kong.  Overall, Mr. Fujiwara has 25 years of investment banking and capital markets industry experience in Asia Pacific equities, Fixed Income, currency and commodities in global financial institutions. Mr. Fujiwara focused on corporate governance and control in his senior management experiences and has served on various executive committees, corporate board of director positions in multiple global organizations.  He received his BA in Law from Waseda University in Tokyo Japan in March 1990. On September 21, 2016, Mr. Fujiwara replaced Mr. Khesin as Chairman of the Board of Directors.

Elina Yuabov, Esq., is currently TD Securities (USA) LLC as an Associate, Global Counterparty Credit-Global Counterparty Management since August 2013.  Prior to August 2013, Ms. Yuabov was legal consultant, Dodd-Frank Title VII Derivatives Regulation where she was served as ISDA Dodd-Frank Protocol Team Leader, responsible for the management of the daily tasks of eleven secondees and served as a liaison between the banks and the Team.  Ms. Yuabov is a 2007 graduate of Italian language and culture from Universita per Stranieri Di Perugia, Italy.  She earned her B.A. in History in 2009 from City University of New York and her law degree from St. John’s University School of Law in 2012.

John Power has served as Chief Financial Officer since September 12, 2016. When the Board of Directors of DS Healthcare Group, Inc. (the “Company”) appointed Mr. Power as Chief Financial Officer (CFO) and Chief Administrative Officer (CAO) of the Company. Mr. Power has supervision of all Financial and Administrative aspects of the Company including capital management, banking relationship, regulatory relationships, professional service provider relationships, MIS, Compliance, and Labor Relations. Mr. Power is a proven senior executive in finance and internal controls. Mr. Power’s financial industry experience includes; Bank Julius Baer (Controller and Chief-of-Staff – U.S. Private Banking; Manager of Financial Analysis and Management Information Accounting); E*Trade Financial (Director of Finance; Chief Financial Officer – Corporate Services Division); Mellon Financial (Managing Director, Employee Stock Plan Services –Mellon Investor Services; President – Mellon Securities; Chief Administrative Officer). John has founded and participated as a C-level executive in several entrepreneurial situations such as a Venture Capital, Retail Brokerage, Investment Banking and Healthcare Delivery. Mr. Power has a B.S. In Finance from Manhattan College, an M.B.A. From Dowling College. and is an Assistant Professor in the MBA program at Mercy College.

Estella Ng: Ms. Ng, age 58, is currently the Deputy Chairman, Chief Strategy Officer and Chief Financial Officer of Tse Sui Luen Jewellery (International) Limited, which is listed on the Hong Kong Stock Exchange, and is responsible for Group Finance and other administrative functions as well as defining corporate strategies.  From January 2008 to April 2014 she served as Chief Financial Officer and Chief Strategy Officer of Country Garden Holdings Limited, which is also listed on the Hong Kong Stock Exchange.

From September 2005 to November 2007, she was an executive director of Hang Lung Properties Limited (“Hang Lung”). Prior to her joining in Hang Lung in 2003, she was employed by the Hong Kong Stock Exchange in a number of senior positions, most recently as senior vice president of the Listing Division. Prior to that, Ms. Ng was an auditor with Deloitte Touche Tohmatsu. Ms. Ng holds a Master of Business Administration degree from the Hong Kong University of Science and Technology. She is an associate of The Institute of Chartered Accountants in England and Wales, The Institute of Chartered Secretaries and Administrators, a fellow of the Association of Chartered Certified Accountants and the Hong Kong Institute of Certified Public Accountants and a member of the American Institute of Certified Public Accountants. She has also contributed her time to various public service appointments, including being a co-opted member of the audit committee of the Hospital Authority until November 2013.

Ms. Ng is an independent non-executive director of China Power New Energy Development Company Limited and Tianjin Development Holdings Limited, both companies whose shares are listed on the Hong Kong Stock Exchange. She also served as an independent director of China Mobile Games and Entertainment Group Limited, a company whose shares are listed by way of American Depositary Shares on the Nasdaq Global Market in the United States, from September 2012 through August 2015.

Committees of the Board of Directors

We have three committees of the Board of Directors - an audit committee, a compensation committee and a nominating and corporate governance committee.

The audit committee reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. The chairman of the audit committee is Ms. Ng, and its members are Mr. Fujiwara, Mr. Lewis, Ms. Yuabov.  Ms. Ng has been designated as our “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who: (1) understands generally accepted accounting principles and financial statements: (2) is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (3) has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements; (4) understands internal controls over financial reporting; and (5) understands audit committee functions.

The nominating and corporate governance committee was formed: (1) to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders; (2) to recommend to the board director nominees for each committee of the board; (3) to oversee the evaluation of the board and management, and (4) to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.  The nominating and corporate governance committee chairman is Mr. Lewis and its members are Ms. Ng, Mr. Fujiwara and Ms. Yuabov.

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

Currently four of our directors are “independent,” as defined under the NASDAQ Stock Market Listing Rules.

Item 11.

Executive Compensation.

The following table summarizes the "total compensation" of our named executive officers for 2015, excluding any reimbursement of out-of-pocket travel, lodging and entertainment expenses which we may have paid, according to the rules promulgated by the SEC.

2015 Summary Compensation Table

Name/Principal Position	Year	Salary	Bonus	Stock Awards	Options	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Renee Barch-Niles,	2015	$ 37,121	$26,640	$51,594(1)	—	—	—	$33,662(2)	$149,017
Chief Executive Officer

Daniel Khesin,	2015	$250,000(4)	$25,030	—	—	—	—	$40,000	$315,030
CEO and President (3)	2014	$250,000(4)	—	—	—	—	—	$76000(5)	$326,000

———————

(1)

Due to circumstances in the breach of contract and surrounding Ms. Barch-Niles’ termination, it is the Company’s determination that it should not honor the original terms of the agreement, and such has only accrued compensation until termination date.

(2)

This amount consists of $6,000 for consulting services performed by Ms. Barch-Niles in October 2015 prior to her employment with the Company, $26,796 for Ms. Barch-Nile relocation expenses and $866 for automobile allowance.

(3)

Mr. Khesin served as the Company’s Chief Executive Officer until October 2015 and again from April 2016 through date, and served as the Company’s Chief Financial Officer from 2008 through January 2016 and again from April 2016 through September 2016.

(4)

As per Mr. Khesin’s employment agreement, his base salary includes $50,000 payable in shares of common stock valued at the closing price at the end of each calendar year during the term of the agreement.  However, during 2014 and 2015, Mr. Khesin received cash of $50,000 in lieu of shares of the common stock.

(5)

This amount represents payments made by the Company for goods and services on behalf Mr. Khesin.  See “Certain Relationships and Related Transactions, and Director Independence” below.

Employment Agreements

Daniel Khesin, Chairman and President

Effective December 16, 2013, the Company entered into an executive employment agreement with Daniel Khesin, its current chief executive officer, to serve as chief executive officer, for an initial term through December 31, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months’ prior written notice (a “Non-Renewal Notice”). During the Initial Term his base salary shall be $250,000 and shall increase by 20% for any one quarterly period following a quarterly period in which the Company is profitable. Such increases do not accumulate or carry over to subsequent periods. The base salary, commencing year ending December 31, 2014 and subject to Nasdaq Rules, includes $50,000 payable in Company common stock valued at the closing price at the end of each calendar year during the term of the agreement. Furthermore, Mr. Khesin shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors.  Under the agreement Mr. Khesin shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Khesin is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors’ and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Khesin and Mr. Khesin becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

If the Company terminates Mr. Khesin’s employment without cause the Company shall pay as severance pay to Mr. Khesin within 30 days following the termination date, a lump sum amount equal to 42 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable.  Furthermore, upon delivery of a Non-Renewal Notice, the Company shall also pay Mr. Khesin a lump sum amount equal to 42 months of his annual base salary. During the term of the agreement and for a 6-month period following the termination of the agreement, Mr. Khesin shall be subject to a non-competition and non-solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non-Renewal Notice.

2015 Equity Awards Granted To Executive Officers

Pursuant to the employment of Ms. Barch-Niles, our former Chief Executive Officer, in October 2015, the Company granted an equity award of 450,000 restricted stock units that vest monthly over 48 months. Additionally, Ms. Barch-Niles was also granted a signing bonus of 15,924 restricted stock units that vest monthly over 12 months.  Both the equity award and signing bonus are subject to a make-whole in the event that the shares are worth less than $2,500,000 and $50,000, respectively, the Company will issue additional shares to Barch-Niles to bring the value of the shares to $2,500,000 and $50,000, respectively, subject to a minimum price per share of $3.50. Ms. Barch-Niles was terminated as Chief Executive Officer as of April 14, 2016. The Company has accrued for stock based compensation through the date of termination. The Company has received a pre-litigation demand for alleged past wages, shares and commissions on various sales which do not qualify as revenue under GAAP guidance from former Chief Executive Officer, Renee Barch- Niles. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

Director Compensation

The following table summarizes the compensation paid by us to our directors for 2015, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Michael Pope (2)	$—	$—	$—
Dianne Rosenfeld (3)	$—	$—	$—
Karl Sweis (4)	$—	$14,980	$14,980
Dr. Keith Markey (5)	$—	$988	$988
Mark Wolfson (6)	$—	$8,195	$8,195
Matthew Pfeffer (7)	$15,000	$—	$15,000

(1)

The amounts shown in this column represent the estimated aggregate grant-date fair value of the stock awards granted to the non-management independent directors in 2015. The estimated aggregate grant-date fair value of these awards is based on the grant-date fair market value of our common stock and is computed in accordance with FASB ASC Topic 718. Assumptions used in determining the aggregate grant-date fair value of common stock and restricted stock unit awards are set forth in Note 2 to the Notes to Consolidated Financial Statements included in this Form 10-K.

(2)

Effective March 31, 2016, Mr. Pope was terminated as a Director of the Company.

(3)

Effective March 31, 2016, Ms. Rosenfeld was terminated as a Director of the Company.

(4)

Effective March 31, 2016, Mr. Sweis was terminated as a Director of the Company.

(5)

Effective August 1, 2015, Mr. Wolfson retired as a Director of the Company.

(6)

Effective May 5, 2015, Dr. Markey resigned as a Director of the Company.

(7)

Effective April 29, 2015 Mr. Pfeffer resigned as a Director of the Company.

Outstanding Equity Awards At Fiscal Year-End

None.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2015, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of December 31, 2015, we had 22,569,738 shares of common stock issued and outstanding. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1601 Green Road, Suite 301, Pompano Beach, Florida 33064.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Renee Barch-Niles		*
Mark J. Brockelman		*
Daniel Khesin	4,211,173	19%
Michael Pope		*
Dianne Rosenfeld		*
Karl Sweis		*
All current officers and directors as a group (6 persons)		19%
Frigate Ventures LP and M5V Advisors Inc. private fund (1)	1,473,643	6.50%

———————

* Less than 1%

(1)

Based on a Schedule 13G/A, as filed with the SEC on February 5, 2016, Frigate Ventures LP (“Frigate”) owned 1,473,643 and M5V Advisors Inc. (“M5V’) serves as co-investment advisors to a private fund (the “Fund”) which purchased 1,500,000 shares of our outstanding common stock, of which they may direct the vote and disposition of such shares.  As the general partner of Frigate, Admiralty Advisors LLC (“Admiralty”) may direct the vote and disposition of the shares held by the Fund. As the principal of Frigate and Admiralty, Mr. Bruce R. Winson may direct the vote and disposition of the shares held by the Fund. As directors of M5V, Mr. Adam Spears and Mr. Moez Kassam may each direct the vote and disposition of the shares held by the Fund.  The principal address for Frigate, Admiralty and Mr. Winston is 5950 Berkshire Lane, Suite 210 Dallas, Texas 75225 and the M5V, Messrs. Spears and Kassam is 111 Peter Street, Suite 904 Toronto, ON M5V 2H1.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

We describe below certain transactions and series of similar transactions that have occurred since our inception to which we were a party or will be a party, including transactions in which:

•

the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year-end for the last two fiscal years; and

•

a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

Currently 4 of our directors are “independent,” as defined under the NASDAQ Stock Market Listing Rules. It is our current policy that the disinterested members of our board of directors approve or ratify transactions involving directors, executive officers or principal stockholders or members of their immediate families or entities controlled by any of them in which they have a substantial ownership interest in which the amount involved may exceed the lesser of $120,000 or 1% of the average of our total assets at year end and that are otherwise reportable under SEC disclosure rules. Such transactions include employment of immediate family members of any director or executive officer.

In September 1, 2009, we entered into a 10-year exclusive distribution agreement for Brazil with Gamma Investors, which also provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of common stock. The agreement was amended and restated in August 2011. The principal of Gamma Investors is Ezio da Fonseca. Mr. Fonseca, who was a former shareholder of the Company.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000 and $40,000 respectively, which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 was to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board or compensation committee approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to, criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the Company received notice from its independent auditor on September 29, 2016 of potential illegal acts concerning payments of personal expenses by the Company. The Company’s audit committee has agreed with the findings. On September 29th, 2016, the company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016. See "Controls and Procedures" and "Executive Compensation" below.

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees paid by us to Marcum LLP, MaloneBaily (*) and BF Borgers CPA, our current independent registered public accounting firm, for 2015 and 2014.

Marcum LLP,	2015	2014
Audit Fees (1)	$304,350	$202,908
Audit Related Fees (2)	$35,450	$29,580
Tax Fees	$—	$—
All Other Fees	$—	$—

BF Borges CPA PC,	2015	2014
Audit Fees (1)	$230,000	$—
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

———————

(*)

The Company engaged MaloneBaily LLP (“MaloneBaily”) as its independent registered public accounting firm on May 2, 2016. On August 10, 2016, MaloneBaily was dismissed. The Company has paid MaloneBaily $190,000 to date and was billed $250,000 for unfinished services. The Company has brought up certain pre-litigation disputes against MaloneBaily and is in settlement discussions for the reimbursement of the fees paid to date.

(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(2)	Audit related fees – these fees reasonably related to the performance of the audit or review of our annual financial statements that are not reported above.
(3)	All other fees – these fees relate to agreed upon work to assist the Company’s evaluation of potential acquisitions.

Policy on Pre-Approval of Fees

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our current independent registered public accounting firm, BF Borgers CPA PC as well as the fees charged for such services. In its review of non-audit service and its appointment of BF Borgers CPA PC as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement Effective February 19, 2016 (1)
3.1	Daniel Khesin Employment Agreement dated December 16, 2013 (2)
3.2	Amendment Agreement Effective January 3, 2014 (3)
3.3	List of subsidiaries of the Company (5)
23.1	Consent of BF Borgers, CPA, PC (Provided herewith)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)

Incorporated by reference to Form 8-K filed February 22, 2016.

(2)

Incorporated by reference to Form 8-K filed December 17, 2013.

(3)

Incorporated by reference to Form 8-K filed December 26, 2013.

(4)

Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 7, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

Date: October 7, 2016

	By:	/s/ John Power
John Power Chief Financial Officer/ Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron Lewis	Director	October 7, 2016
Myron Lewis

/s/ Yasuhiro Fujiwara	Director	October 7, 2016
Yasuhiro Fujiwara

/s/ Elina Yuabov	Director	October 7, 2016
Elina Yuabov

/s/ Estella Ng	Director	October 7, 2016
Estella Ng

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, the Board of Directors and Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of DS Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

October 7, 2016

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Balance Sheets

	As of December
	2015	2014
		(Restated)
ASSETS

Current Assets
Cash	$4,517,604	$1,128,556
Accounts receivable, net	1,557,560	1,678,411
Inventories, net	3,733,213	3,862,532
Prepaid expenses and other current assets	255,980	278,714
Total Current Assets	10,064,357	6,948,213

Furniture and Equipment, net	99,539	169,495
Intangible Assets, net	483,765	1,101,373
Other Assets	67,765	62,247

TOTAL ASSETS	$10,715,426	$8,281,328

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,235,152	$1,486,758
Accrued expenses	1,400,552	1,017,112
Note payable, current portion	97,042	350,000
Other current liabilities	574,475	886,822
Total Current Liabilities	3,307,221	3,740,692

Long Term Debt, net of current portion	115,050	24,997

TOTAL LIABILITIES	3,422,271	3,765,689

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued and outstanding at December 31, 2015 and December 31, 2014		—
Common stock, $0.001 par value, 300 million shares authorized: 22,556,765 and 16,202,268 shares issued and outstanding at December 31, 2015 and 2014, respectively	22,557	16,202
Additional paid-in-capital	28,308,784	14,839,695
Stock subscription	—	(2,500)
Accumulated deficit	(20,978,751)	(10,235,944)
Accumulated comprehensive income	(59,435)	(63,384)
Total Shareholders' Equity	7,293,155	4,554,069
Non-Controlling Interest	—	(38,430)

Total Shareholders' Equity	7,293,155	4,515,639

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$10,715,426	$8,281,328

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2015	2014
		(Restated)
Net Revenue	$11,777,760	$13,327,115
Cost of Goods sold	5,377,518	5,461,976

Gross Profit	6,400,242	7,865,139

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,772,149	1,540,173
Marketing and promotion	3,705,481	933,804
Other selling and marketing expenses	1,839,488	1,807,481
	7,317,118	4,281,458

General and administrative
Salary and personnel costs	4,347,884	2,327,482
Professional fees and consulting costs	3,329,365	1,598,459
Personal expenses paid for Daniel Khesin (See Note 11)	40,000	76,000
Other general and administrative expenses	1,995,646	1,470,152
	9,712,895	5,472,093

Total operating costs and expenses	17,030,013	9,753,551

Operating Loss	(10,629,771)	(1,888,412)

Other Income (Expense)
Interest expense	(117,026)	(71,536)
Other	134,685	25,220

Total other income (expense)	17,659	(46,316)

Net Loss	(10,612,112)	(1,934,728)
Income tax provision	130,694	—

Net loss	(10,742,806)	(1,934,728)
Net Loss Attributable to Non-Controlling Interest	—	(6,204)

Net Loss Attributable to Common Shareholders	$(10,742,806)	$(1,928,524)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,825,166	16,066,199
Net Loss per share	$(0.60)	$(0.12)

Other Comprehensive Loss:
Foreign currency translation adjustment	$3,949	$(14,893)
Comprehensive loss	$(10,738,857)	$(1,943,117)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(10,742,806)	$(1,934,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,594	299,983
Impairment of intangible assets	356,250	51,736
Settlement of minority interest	38,430	—
Provision of bad debts	401,522	18,066
Recovery of obsolete inventory	(7,717)	(162,463)
Stock issued for services	7,531,347	681,459
Non-cash interest expenses	37,100
Changes in operating assets and liabilities:
Accounts receivable, net	(226,242)	532,852
Inventories, net	137,036	(997,490)
Prepaid expenses and other current assets	22,734	11,170
Other assets	(5,518)	(11,891)
Accounts payable	(251,606)	(743,965)
Accrued expenses	329,011	71,163
Other current liabilities	(312,347)	600,541
Net cash used in operating activities	(2,509,212)	(1,583,567)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(7,137)	(130,079)
Proceeds from disposal of fixed assets	—	61,734
Net cash used in investing activities	(7,137)	(68,345)

Cash Flows from Financing Activities:
Net repayments of credit facility	—	(582,383)
Proceeds from loans and notes	187,095	350,000
Repayment of loans and notes	—	(11,429)
Proceeds from sale of common stock	1,020,000	197,000
Less issuance cost	—	(10,000)
Proceeds from private placement	5,000,000	—
Less issuance cost	(486,000)	—
Proceeds from exercise of warrants	25,500	—
Net cash provided by financing activities	5,746,595	(56,812)

Effect of exchange rate changes on cash	158,802	(35,666)

Decrease in cash	3,389,048	(1,744,390)
Cash, Beginning of Period	1,128,556	2,872,946
Cash, End of Period	$4,517,604	$1,128,556

Supplemental Information
Cash paid for interest	$52,547	$49,988
Cash paid for taxes	$—	$—

Supplemental Noncash Investing and Financing Activities
Conversion of note and accrued interest to common stock	$387,100	$—

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Consolidated Statements of Changes in Equity

 For the Period From January 1, 2014 to December 31, 2015

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

January 1, 2014	—	$—	15,843,005	$15,843	$14,163,595	$(194,500)	$(8,307,420)	$(12,462)	$5,665,056	$(32,226)	$5,632,830

Shares Issued:
Sold to private investors	—	—	5,000	5	4,995	—	—	—	5,000	—	5,000
Less: Issuance costs	—	—	—	—	—	—	—	—		—
Private investment in public equity					—	192,000			192,000		192,000
Less: Issuance costs	—	—	—	—	(10,000)	—	—	—	(10,000)	—	(10,000)
For services
Investor relations	—	—	108,000	108	169,452	—	—	—	169,560	—	169,560
Distributors	—	—	8,000	8	19,512	—	—	—	19,520	—	19,520
Consulting	—	—	160,000	160	358,240	—	—	—	358,400	—	358,400
Employee/Board of Directors fees	—	—	78,263	78	133,901	—	—	—	133,979	—	133,979

Other Comprehensive Income	—	—	—	—	—	—	—	(50,922)	(50,922)	—	(50,922)

Net Loss	—	—	—	—	—	—	(1,928,524)	—	(1,928,524)	(6,204)	(1,934,728)

December 31, 2014	—	$—	16,202,268	$16,202	$14,839,695	$(2,500)	$(10,235,944)	$(63,384)	$4,554,069	$(38,430)	$4,515,639

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Consolidated Statements of Changes in Equity (Continued)

 For the Period From January 1, 2014 to December 31, 2015

					Additional	Subscription/		Other	Total	Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity
December 31, 2014	—	$—	16,202,268	$16,202	$14,839,695	$(2,500)	$(10,235,944)	$(63,384)	$4,554,069	$(38,430)	$4,515,639

Shares Issued:
Sold to private investors			682,424	682	1,016,818	2,500	—	—	1,020,000	—	1,020,000
Private investment in public equity			2,000,000	2,000	4,998,000	—	—	—	5,000,000	—	5,000,000
Less: Issuance costs			—	—	(486,000)	—	—	—	(486,000)	—	(486,000)
For services
Investor relations			1,111,905	1,112	2,232,350		—	—	2,233,462	—	2,233,462
Distributors			832,500	833	2,296,167		—	—	2,297,000	—	2,297,000
Consulting			922,800	926	2,353,639	—	—	—	2,354,565	—	2,354,565
Employee/Board of Directors fees			185,984	186	440,911	—	—	—	441,097	—	441,097

Share-Based Payment Awards			—	—	—	—	—	—	—	—	—
Amortization of share-based payment awards			—	—	179,170	—	—	—	179,170	—	179,170
Issuance of common stock related to
share-based payment awards			32,106	32	(32)	—	—	—	—	—	—

Conversion into common shares:
Debt converted			191,202	191	386,909	—	—	—	387,100	—	387,100

Warrants activities:
Warrants issued			—	—	26,049	—	—	—	26,049	—	26,049
Warrants exercised			30,000	30	25,470	—	—	—	25,500	—	25,500

Other Comprehensive Income			—	—	—	—	—	3,949	3,949	—	3,949

Net Loss			—	—	—	—	(10,742,806)	—	(10,742,806)	—	(10,742,806)

Write-off of Non-Controlling Interest Receivable			—	—	—	—	—	—	—	38,430	38,430

December 31, 2015	—	$—	22,191,189	$22,194	$28,309,146	$—	$(20,978,750)	$(59,435)	$7,293,155	$—	$7,293,155

See accompanying notes to consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

DS Healthcare Group, Inc. (d/b/a DS Laboratories) (the “Company”, “DS Laboratories”,” DSKX”, “we”, “us” or “our”) was organized under the laws of the State of Florida in January 2007. Through its predecessors, the Company has been developing and marketing hair care, skin care and personal care products for over fifteen years through a network of top specialty retailers and distributors throughout North America, Europe, Asia and South America. The Company researches and develops its own products, which management believes keeps the Company at the forefront of innovation. Management believes the Company is currently a leading innovator of (1) “Liposome Technology”, which acts as a carrier agent, and has been designed to enhance the action of the active ingredients in our products, and (2) “Nanosome Technology”, which acts as a delivery vehicle, and has been designed to infuse active compounds into targeted cells for increased efficiency of our products. We currently offer products within the following broad product categories: Hair Care, Skin Care and Personal Care.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Presentation

The consolidated financial statements are prepared using the accrual basis of accounting where revenues and expenses are recognized in the period in which they were incurred. The basis of accounting conforms to Accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Nutra Origin, Inc, Polymer Inc., and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC (“Velocity”), which are accounted for as Variable Interest Entity (“VIE”). All significant intercompany balances and transactions have been eliminated in consolidation.

Velocity performs packaging and shipping services exclusively for the Company.  The Company’s variable interest relates to a financing arrangement whereby, all operational expenses, including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own.  Accordingly, the Company determined that Velocity is a VIE and the Company is the primary beneficiary under the guidance offered in Accounting Standards Codification (“ASC”) 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur.

Prior Period Reclassifications

Certain prior period amounts that were combined in the 2015 consolidated financial statements have been reclassified for comparability with the 2014 presentation. These reclassifications had no effect on previously reported net loss.

Risks and Uncertainties

The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation and other factors. The Company also has been experiencing growth which puts serious strains on its cash availability requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At December 31, 2015 and 2014, the allowance for uncollectable accounts, including reserves for product returns and advertising credits, was $663,151 and $624,931, respectively.

Inventories

Inventory is reported at the lower of cost or market on the first-in, first-out method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight-line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The difference between the methods was deemed de minimums to the consolidated financial statements. The Company recorded $71,208 and $93,430 in depreciation expense for 2015 and 2014, respectively. Accumulated depreciation was $340,200 and $291,311 at December 31, 2015 and 2014, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Non-Controlling Interest

Non-controlling interest consists of the minority owned portion of Nutra Origin, Inc.  During the fourth quarter of 2012, the Company completed its license of the Nutra Origin brand and established a new subsidiary to operate the brand. As part of the license agreement, the licensor was granted a 7% non-controlling interest in the newly formed subsidiary.  In 2013, due to poor sales of the product line, the Company defaulted on its license agreement and fully impaired related brand rights of $89,705.  During 2014, the performance of the product line diminished and we reported additional operational losses of $88,630, the non-controlling portion of which is $6,204. As of December 31, 2014, the Company recorded a non-controlling interest receivable of $38,430.  Since the brand operations have already ceased and the company does not believe that it will be able to collect the non-controlling interest receivable of $38,430, the company wrote-off such amount in 2015.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•	Persuasive evidence of a sales arrangement exists,
•	Product has shipped our facilities in accordance with freight on board “FOB” standards
•	The sales price is fixed or determinable and
•	Collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our co-founder and President devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $285,157 and $315, 097for 2015 and 2014, respectively.

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

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore recorded a full valuation allowance for 2015 and 2014. Income tax expense during the year ended December 31, 2015 was for our Mexican subsidiary.  No provision was made for U.S. or foreign taxes on undistributed earnings of DS Mexico, as such earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of additional tax, if any, that may be payable on the undistributed foreign earnings.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive were 444,213 and 286,526 for 2015 and 2014, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Functional Currency

The U.S. dollar is the functional currency of our consolidated entities operating in the United States. The functional currency for our consolidated Mexican subsidiary is the Mexican peso. We translate their financial statements into U.S. dollars as follows:

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

We have sustained operational losses since our inception. At December 31, 2015, we had an accumulated deficit of $20,978,751.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of December 31, 2015, we had $4,517,604 in cash and cash equivalents. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams for the Company. Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, which for the year ended December 31, 2015 has generated $611,937 in net revenue although we cannot predict our success with these products or projects, all are currently under way and in various stages of completion.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – LIQUIDITY AND GOING CONCERN (Continued)

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

Our financial statements for the year ended December 31, 2014, as previously filed with the SEC on April 15, 2015, have been restated. The previously filed financial statements did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the year ended December 31, 2014, are reflected in the tables below:

Consolidated Balance Sheets

	Previously Reported	Adjustment	Restated 2014
ASSETS

Current Assets
Cash	$1,128,556		$1,128,556
Accounts receivable, net	1,809,178	(130,767)	1,678,411
Inventories, net	3,984,528	(121,996)	3,862,532
Prepaid expenses and other current assets	278,714	—	278,714
Total Current Assets	7,200,976	(252,763)	6,948,213

Furniture and Equipment, net	206,406	(36,911)	169,495
Intangible Assets, net	1,101,373	—	1,101,373
Other Assets	88,247	(26,000)	62,247

TOTAL ASSETS	$8,597,002	$(315,674)	$8,281,328

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$1,229,863	$256,895	$1,486,758
Accrued expenses	967,112	50,000	$1,017,112
Note payable	350,000	—	350,000
Other current liabilities	886,822	—	886,822
Total Current Liabilities	3,433,797	306,895	3,740,692

Long Term Debt, net of current portion	24,997	—	24,997

TOTAL LIABILITIES	3,458,794	306,895	3,765,689

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 22,569,738 and 16,202,268 shares issued and outstanding at December 31, 2015 and 2014, respectively	16,202	—	16,202
Additional paid-in-capital	14,839,695	—	14,839,695
Stock subscription	(2,500)	—	(2,500)
Accumulated deficit	(9,613,375)	(622,569)	(10,235,944)
Accumulated comprehensive income	(63,384)	—	(63,384)
Total Shareholders' Equity	5,176,638	(622,569)	4,554,069
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	5,138,208	(622,569)	4,515,639

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$8,597,002	$(315,674)	$8,281,328

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Operations and Comprehensive Loss

	Previously Reported	Adjustment	Restated 2014
Net Revenue	$13,414,265	$(87,150)	$13,327,115

Cost of Goods sold	5,280,909	181,067	5,461,976

Gross Profit	8,133,356	(268,217)	7,865,139

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,490,172	50,001	1,540,173
Marketing and promotion	907,603	26,201	933,804
Other selling and marketing expenses	1,701,644	105,837	1,807,481
	4,099,419	182,039	4,281,458

General and administrative
Salary and personnel costs	2,327,482	—	2,327,482
Professional fees and consulting costs	1,667,788	(69,329)	1,598,459
Reimbursement of fees to Daniel Khesin	—	76,000	76,000
Other general and administrative expenses	1,304,510	165,642	1,470,152
	5,299,780	172,313	5,472,093

Total operating costs and expenses	9,399,199	354,352	9,753,551

Operating Loss	(1,265,843)	(622,569)	(1,888,412)

Other Income (Expense)
Interest expense	(71,536)	—	(71,536)
Other	25,220	—	25,220
Total other income (expense)	(46,316)	—	(46,316)

Net Loss	(1,312,159)	(622,569)	(1,934,728)

Net Loss Attributable to Non-Controlling Interest	(6,204)	—	(6,204)

Net Loss Attributable to Common Shareholders	$(1,305,955)	$(622,569)	$(1,928,524)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,066,199	—	16,066,199
Net Loss per share	$(0.08)	$(0.04)	$(0.12)
Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$—	$(14,893)
Comprehensive loss	$(1,320,848)	$(622,569)	$(1,943,417)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Cash Flows

	Previously Reported	Adjustment	Restated 2014
Cash Flows from Operating Activities:
Net loss	$(1,312,159)	$(622,569)	$(1,934,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,983	—	299,983
Impairment of intangible assets	51,736	—	51,736
Provision (recovery) of bad debts	(36,363)	54,429	18,066
Recovery for obsolete inventory	(162,463)	—	(162,463)
Stock issued for services	681,459	—	681,459
Amortization of share-based payment awards
Amortization of stock subscription related to prepaid services
Non-cash interest expenses
Changes in operating assets and liabilities:
Accounts receivable, net	456,513	76,339	532,852
Inventories, net	(1,119,486)	121,996	(997,490)
Prepaid expenses and other current assets	11,170	—	11,170
Other assets	(37,891)	26,000	(11,891)
Accounts payable	(1,000,858)	256,893	(743,965)
Accrued expenses	21,163	50,000	71,163
Other current liabilities	600,541	—	600,541
Net cash used in operating activities	(1,546,655)	(36,912)	(1,583,567)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(130,079)	—	(130,079)
Proceeds from disposal of fixed assets	24,822	36,912	61,734
Net cash used in investing activities	(105,257)	36,912	(68,345)

Cash Flows from Financing Activities:
Net repayments of credit facility	(582,383)	—	(582,383)
Proceeds from loans and notes	350,000	—	350,000
Repayment of loans and notes	(11,429)	—	(11,429)
Proceeds from sale of common stock	197,000	—	197,000
Less issuance cost	(10,000)	—	(10,000)
Net cash provided by financing activities	(56,812)	—	(56,812)

Effect of exchange rate changes on cash	(35,666)	—	(35,666)

Decrease in cash	(1,744,390)	—	(1,744,390)
Cash, Beginning of Period	2,872,946	—	2,872,946
Cash, End of Period	$1,128,556	$—	$1,128,556

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – INVENTORIES

Significant components of inventory at December 31, 2015 and 2014 consist primarily of:

	2015	2014

Bulk product and raw materials	$2,320,536	$2,502,402
Work in process	376,849	213,832
Merchandise inventory	1,315,037	1,301,933
Inventory in transit	100,406	231,623
Total	4,112,828	4,249,790

Less: Allowance	(379,615)	(387,258)
	$3,733,213	$3,862,532

We evaluated the inventory at December 31, 2015 and 2014 and reserved $379,615 and $387,258, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve due to its rapid turnover.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2015 and 2014 consist primarily of:

	2015	2014
Prepaid insurance	$86,152	$71,685
Prepaid value added tax	62,217	37,688
Prepaid marketing	107,611	-
Other receivables	—	22,979
Pending VAT and other current assets	—	146,362
	$255,980	$278,714

Prepaid vendor trade credits – Represents trade credits received from a third party vendor that the Company may use to purchase goods and/or services in future periods.

Prepaid marketing – Represents payments made to a vendor for marketing related services that will be received in future periods.

Prepaid VAT – Represents payments made by our Mexican subsidiary to tax authorities for the value added tax imposed on commercial transactions.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2015 and 2014 consist of:

	2015	2014

Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization & Impairment booked	(750,000)	(393,750)
Net distribution rights	—	356,250

Pure Guild brand rights	159,086	159,086
Less: Accumulated amortization	(159,086)	(159,086)
Net brand rights	—	—

DS Mexico customer list	704,087	932,000
Less: Accumulated amortization	(247,734)	(223,162)
Net customer list	456,353	708,838

Goodwill	27,412	36,285
	$483,765	$1,101,373

Brazilian distribution rights –The Company signed a 10-year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years.  We recorded $0 and $75,000 of amortization for 2015 and 2014.  During 2015, the remaining unamortized distribution rights were fully impaired due to delayed sales attributable to the Brazilian distributor rights, resulting in a charge to operations of $356,250.

Pure Guild brand rights – The Company signed an agreement with a customer/distributor to develop a private label brand of premium products and associated packaging materials. The Pure Guild brand of products was the result. We obtained a 100% interest in the Pure Guild brand in exchange for these rights, we provided $106,666 of product representing approximately 70% the initial stocking order. These rights were being amortized over 6 years, representing the terms of the original supplier agreement.  We recorded amortization of $14,780 for 2014. As of December 31, 2014, the remaining unamortized brand rights were fully impaired due to the poor sales performance of the brand, resulting in a charge to operations of $51,736.

DS Mexico customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years.  We recorded amortization of $24,572 and $103,500 of amortization expense for 2015 and 2014, respectively.  The remaining unamortized amount as of December 31, 2015 of $456,353 will be amortized as follows: $78,232 for 2016, 2017, 2018, 2019 and 2020, and $65,193 for thereafter.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – INTANGIBLE ASSETS (Continued)

Goodwill – Also in connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The $8,873 change in the goodwill from December 31, 2014 to $27,412 at December 31, 2015 represents foreign currency translation of the MXN functional currency subsidiary goodwill.  The asset is not being amortized; however, the Company will access the asset for impairment annually.  At December 31, 2014, no impairment was considered necessary.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 consist of:

	2015	2014
Accounting	$99,523	$—
Advertising and marketing	11,500	35,000
Commissions	393,442	367,063
Director services	—	15,000
Facilities	115,118	10,300
Fees / interest	22,933	7,000
Investor relations	78,750	265,024
Production materials	115,275	102,958
Stock awards	350,488	50,000
Salaries and benefits	148,587	108,819
Warehouse	48,529	55,948
Others	16,407	—
	$1,400,552	$1,017,112

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2015 and 2014 consist of:

	2015	2014
Customer deposits	$97,042	$141,998
Credit cards	175,543	190,803
Marketing and promotional programs	51,626	227,681
VAT Taxes payable	216,461	173,567
Insurance premium financing	15,000	—
Vendor financing	13,075	25,174
Advance from employee	—	26,360
Other current liabilities	5,728	101,239
	$574,475	$886,822

NOTE 10 – DEBT

Equipment Loan – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment.  The loan provides for monthly payment of 60 months and bears interest of 5.95%.  Payments began on February 18, 2013.  As of December 31, 2015, the outstanding equipment loan balance was $24,996.

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN 2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 479,461, or $27,651 and bears interest of 12.28%.  On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN 3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2015, the remaining outstanding amount on this bank loan was MXN 2,764,743, or $159,445 and bears interest of 9.3%.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 – DEBT (Continued)

Promissory Notes – During the fourth quarter of 2014, the Company entered into a $350,000 promissory note with a private party. The promissory note was due on May 28, 2015.  On June 1, 2015, the parties agreed to convert the note plus accrued interest to common shares and the Company issued 191,202 common shares valued at $387,100 on September 15, 2015.  With the same lender, in 2015, the Company entered into a $450,000 promissory note, as amended on September 1, 2015.  The note was secured by inventory, provided interest at 1% per month and had a maturity date of December 31, 2015. The note was paid off in full on December 23, 2015, excluding accrued interest of $22,933. In connection with issuing the note, the Company also issued warrants to purchase 30,000 common shares at $0.85 per share with an expiration date of April 20, 2017 and 10,000 common shares at $2.50 per share with an expiration date of September 1, 2017.  The warrants had an aggregate estimated fair value of $26,048.  On September 15, 2015, the warrant for 30,000 common shares was exercised.

As of December 31, 2015, the aggregate annual maturities of our debt are as follows:

	2016	2017	2018	Total
Equipment Loan	$12,127	$12,869	$—	$24,996
Bank loans	84,915	62781	39400	187,096
Total Debt	97,042	75,650	39,400	212,092
Long Term Debt	(97,042)	—	—	(97,042)
Total	$—	$75,650	$39,400	$115,050

NOTE 11 – COMMITMENTS AND CONTINGENCIES

For 2015 and 2014, the Company operated under several material agreements as listed below:

Lease for office and production facilities –

•

On June 25, 2014, commencing August 1, 2014, the Company entered into a lease for a 50,000 square feet in warehouse and corporate office space located in Pompano Beach, Florida.  The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019. The lease provides for annual increases in the monthly base rent of $0.24- $0.27 per square foot.

Our lease is also personally guaranteed by our Chief Executive Officer, Daniel Khesin.

•

Our Mexican subsidiary leases 246 square feet of office space and 1,230 square feet of warehouse Mexico City, Mexico, which expires on April 30, 2018. The leases provide for monthly rent of $1,408.

•

The Company was a party to a lease for sales facilities located in Ashville, North Carolina.  The lease provided for monthly rent of $4,725 and expired on December 31, 2015.  In September 2014, the Company relocated this office to its Florida location and is in negotiations with the landlord to settle the lease abandonment.  As of December 31, 2015, the Company recorded a liability of $85,042, which represented the aggregate monthly rent from the date of abandonment to the lease expiration date.

The Company accounts for its facility leases using the straight-line method and incurred $535,012 and $489,643 in total rent expense for 2015 and 2014, respectively. In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $73,000 On September 21 2016, the Company was notified it has received default judgement in the amount of $73,000. The Company plans of appealing the default judgment. As of December 31, 2015, the Company has sufficiently accrued for the Asheville suit.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company is committed to lease payments over the next five years as follows:

	2015	2016	2017	2018	2019	Total
Facility Leases
Deerfield, FL (HQ/Production)	$432,600	$444,672	$457,238	$470,298	$278,882	$2,083,690
Mexico City, Mexico (Sales)	4,614	4614	4614	4614	0	18,456
	$438,386	$444,672	$457,238	$470,298	$278,882	$2,102,146

Pending and threatened litigation –

The Company is a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. As of the date of this report, except as otherwise disclosed below, we are not aware of any other proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016.   The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands is scheduled for October 17, 2016, in Miami, Florida.

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”)  filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of USD $3 million.

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference is scheduled for October 13, 2016.

On December 28, 2015, the Company, our chief executive officer, Daniel Khesin individually, and Abner Silva, a former consultant and employee was named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former investor relations contractor claiming monetary damages and allegations of using material or false misrepresentations.  The Plaintiff’s complaint alleges owed compensation in stock and cash. Management intends to vigorously defend the action and contends the suit is primarily without merit as the contractor was dismissed in writing. Accordingly, management has provided a contingency reserve this matter.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

The Company accounts for its facility leases using the straight-line method and incurred $535,012 and $489,643 in total rent expense for 2015 and 2014, respectively. In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $73,000. On September 21, 2016, the Company was notified it has received default judgement in the amount of $73,000. The Company plans of appealing the default judgment. As of December 31, 2015, the Company had sufficiently accrued for the Asheville suit.

The Company has received several pre-litigation demand letters from various former employees, including but not limited to a demand for alleged past wages, shares and commissions on various sales which do not qualify as revenue under GAAP guidance from former Chief Executive Officer, Renee Barch- Niles. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has recorded reserves and contingent liabilities related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to increase its contingent liability or reserve for these matters.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at December 31, 2015 totaled $260,503.

Contract contingencies

Our distribution agreement with Gamma Investors, a shareholder of the Company, provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12-month product purchased by Gamma or $2 million.  Transactions with Gamma have been de minimums to date.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

Daniel Khesin

Effective December 16, 2013, the Company entered into an executive employment agreement with Daniel Khesin, its current chief executive officer, to serve as chief executive officer, for an initial term through December 31, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months’ prior written notice (a “Non-Renewal Notice”). During the Initial Term his base salary shall be $250,000 and shall increase by 20% for any one quarterly period following a quarterly period in which the Company is profitable. Such increases do not accumulate or carry over to subsequent periods. The base salary, commencing year ending December 31, 2014 and subject to Nasdaq Rules, includes $50,000 payable in Company common stock valued at the closing price at the end of each calendar year during the term of the agreement. Furthermore, Mr. Khesin shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors. Under the agreement Mr. Khesin shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Khesin is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors’ and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Khesin and Mr. Khesin becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

If the Company terminates Mr. Khesin’s employment without cause the Company shall pay as severance pay to Mr. Khesin within 30 days following the termination date, a lump sum amount equal to 42 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable. Furthermore, upon delivery of a Non-Renewal Notice, the Company shall also pay Mr. Khesin a lump sum amount equal to 42 months of his annual base salary. During the term of the agreement and for a 6-month period following the termination of the agreement, Mr. Khesin shall be subject to a non-competition and non-solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non-Renewal Notice.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000 and $40,000 respectively, which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 was to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board or compensation committee approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to, criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the Company received notice from its independent auditor on September 29, 2016 of potential illegal acts concerning payments of personal expenses by the Company. The Company’s audit committee has agreed with the findings. On September 29th, 2016, the company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016. See "Controls and Procedures" and "Executive Compensation".

During 2013, in addition to base compensation paid to Abner Silva, a consultant deemed to be an officer by our independent auditor for accounting purposes, our company advanced approximately $11,500, to Mr. Silva. While Mr. Silva, believed that these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the company on September 29, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Dr. Fernando Tamez

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12-month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party.

In 2014, Dr. Tamez and Mr. Daniel Khesin CEO on behalf of the Company, entered into a temporary informal agreement where Dr. Tamez receives 100% of the profits of Mexican operations, which amounted to approximately $36,000, in an initiative to promote and maximize growth in exchange for restoration of normal wholesale pricing.

On September 27, 2016, the Company’s Board of Directors determined that a total of 350,000 shares issued for Investor Relation services should be returned due to the lack of economic future value. The Company is committed to recovering these shares. The Company has recorded the expense for these shares in 2015.

On March 4, 2016, the Company has received a pre-litigation dispute from a former consultant and employee for services rendered from 2009-2016. The Company is currently in settlement discussions for the return of 625,000 shares and believes it can resolve its disputes without litigation. The Company has expensed the issuances of these shares in the financials but will continue to try to obtain these shares back since they were issued without proper approval.

On August 14, 2015, the Company entered into an employment agreement with Manuel Gonzalez to serve as its Chief Commercial Officer. Under the terms of the employment agreement the Company will pay Mr. Gonzalez shall be paid an annual base salary of $150,000 and shall be entitled 15,000 cashless warrants per month for 48 months, which expires 15 years from the month they are granted. In April 2016, Mr. Gonzalez was terminated. Due to circumstances surrounding the termination, it is the Company’s position that the termination was for cause which would cause Mr. González to forfeit the compensation under the employment agreement. Accordingly, the Company has not accounted for future compensation and has expensed the compensation through the date of termination. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

Pursuant to the employment of Ms. Barch-Niles, our former Chief Executive Officer, in October 2015, the Company granted an equity award of 450,000 restricted stock units that vest monthly over 48 months. Additionally, Ms. Barch-Niles was also granted a signing bonus of 15,924 restricted stock units that vest monthly over 12 months.  Both the equity award and signing bonus are subject to a make-whole in the event that the shares are worth less than $2,500,000 and $50,000, respectively, the Company will issue additional shares to Barch-Niles to bring the value of the shares to $2,500,000 and $50,000, respectively, subject to a minimum price per share of $3.50. Ms. Barch-Niles was terminated as Chief Executive Officer as of April 14, 2016. The Company has accrued for stock based compensation through the date of termination. This amount represents the original agreement’s signing bonus and terms. Due to circumstances in the breach of contract and surrounding Ms. Barch-Niles’ termination, it is the Company’s determination that it should not honor the original terms of the agreement, and such has only accrued compensation until termination date. The Company has received a pre-litigation demand for alleged past wages, shares and commissions on various sales which do not qualify as revenue under GAAP guidance from former Chief Executive Officer, Renee Barch- Niles. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

On January 5, 2016, the Company entered into an employment letter with Mr. Brockelman. Under the terms of the agreement, Mr. Brockelman will serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer.  Mr. Brockelman will receive an annual base salary of $185,000 and an annual bonus at a target level of 50% of annual base salary based upon the achievement of certain bonus targets, which are to be set and agreed to by the Company’s Chief Executive Officer and Mr. Brockelman.  Under the Employment Letter, the Company agreed to grant Mr. Brockelman 300,000 shares of restricted stock (the “Restricted Shares”) that vest in equal installments of 6,250 shares per month for a period of 48 months. In the event that the value of the Restricted Shares is below $1,000,000 in the twelve month period following Mr. Brockelman’s start date, the Company will issue Mr. Brockelman additional shares such that the value of the Restricted Shares shall be equal to $1,000,000. The floor on the price per share under such make-whole provision is $3.30 per share. Further, in the event that the Company is acquired prior to the expiration of such 48-month period, any unvested Restricted Shares will become fully vested.  Mr. Brockelman resigned on April 2, 2016. Accordingly, the Company has not accounted for future compensation and has expensed the compensation through the date of resignation. As a result of Mr. Brockelman’s resignation, the Company as not accounted for any options or floor-price guarantees.

On September 27, 2016, pursuant to the Company’s By-Laws, the current Board of Directors approved and ratified shares to the former management through date of termination. It is the Company’s position that due to circumstances surrounding the terminations, no further shares or compensation are owned and will vehemently defend it position. The board also determined that pursuant to the Company’s By-laws the Board of Directors will reject any share grants, attempts to grant shares or claim on shares by and from former board of director members and management. Furthermore, The Company will take all actions required to defend this position and as a result no expense for these have been taken as the Company will vehemently defend this position.

Daniel Khesin, CEO, was also promised some additional shares during fiscal year 2015 that were never issued or accounted for that he also agreed to rescind as these were never formally reviewed or approved by the Compensation Committee. As these were never issued and never properly approved and are now agreed to be rescinded no accrual or expense or liability results from these.

NOTE 12 – EQUITY

Common Stock

When shares are issued in lieu of cash for goods or services, such goods or services are valued based upon the shares issued multiplied by the prevailing closing price of the stock on the date of such issuance.

 In a private investment in public equity offering, we also issued 2,000,000 shares of common stock at $2.50 per share and warrants to purchase 1,500,000 common shares at an exercise price of $2.85.  The gross proceeds of the private investment in public equity offering was $5,000,000 and the Company incurred issuance costs of $486,000, which has been netted against the gross proceeds received and recorded in additional paid in capital in the accompanying consolidated balance sheets. The Company has fair valued the warrant issued and it amounted to approximately $ 1,848,000.

 Also in 2015, we issued an aggregate of 3,088,295 shares of common stock at an average value of $2.42 per share, or $7,502,208 in aggregate, for services that the Company received from investor relation firms, employee/board of director fees, distributors and consulting services. Included in the shares of common stock and related aggregate value issued for services, there was i) 1,111,905 shares of common stock issued to IR firms for $1,905,462 and ii) 832,500 shares of common stock issued to distributors for $2,270,000.

200,000 shares of common stock issued to one Investor Relations “IR” firm in the second quarter of 2015, the Company had recorded the value of the 200,000 shares of common stock at an expense of $328,000 as IR expense in 2015.

800,000 shares of common stock issued to one distributor in third quarter of 2015, the Company had recorded a expense of $2,269,200. The Company recorded the value of the 800,000 shares of common stock as distributor marketing and promotion expense in 2015.

In 2015, we issued 1,111,784 shares to various employees and consultants for certain milestones and for services rendered to the Company. Accordingly, we expensed $2,973,691 related to the issuance.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – EQUITY (Continued)

In 2014, we issued an aggregate of 354,263 shares of common stock at an average value of $1.92 per share, or $681,459 in aggregate, for services that the Company received from investor relation firms, employee/board of director fees, distributors and consulting services.  Included in the shares of common stock and related aggregate value issued for services, there was 60,000 shares of common stock issued to a IR firm in satisfaction of an obligation recognized in 2014 for services rendered at a value of $63,000.  We also issued 5,000 shares of common stock to an investor at $1.00 per share, or $5,000.

In connection with the Company’s sale of 605,000 shares of common stock, at $3.30 per share, or $1,996,500, to an investor in the third quarter of 2015, we recorded a stock subscription receivable of $1,496,500 as of September 30, 2015. During the fourth quarter of 2015, the Company was able to receive $300,000 of the stock subscription receivable and in total $800,000 of the stock purchase agreement. Due to current market conditions, the Company has written off the subscription receivable balance.

Warrants

The following table summarizes the status of our warrants and related transactions for each of the following years:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term (in years)	Value
2014
Outstanding at January 1, 2014	253,893	$4.67	2.21	$—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2014	253,893	4.67	1.21	$
Outstanding at December 31, 2014	253,893	4.67	1.21	$

2015

Outstanding at January 1, 2015	253,893	4.67	1.21	$—
Issued	1,500,000	2.5	5	1,874,474
Exercised	(30,000)	0.85
Forfeited	—	—
Outstanding at December 31, 2015	1,723,893	2.85	4.53	1,874,474
Exercisable at December 31, 2015	1,723,893	2.85	4.53	1,874,474

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – EQUITY (Continued)

Options

The following table summarizes the status of our options and related transactions for each of the following years:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in years)	Value
2014
Outstanding at January 1, 2014	32,633	$0.10	1.16	$76,668
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2014	32,633	0.10	1.16	20,885
Exercisable at December 31, 2014	32,633	0.10	1.16	20,885

2015
Outstanding at January 1, 2015	32,633	0.10	1.16	20,885
Issued	—	—
Exercised	—	—
Forfeited	32633	0.10
Outstanding at December 31, 2015	—	—	—	—
Exercisable at December 31, 2015	—	—	—	—

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The Company has 30 million shares of preferred stock authorized for issuance and there were no shares issued and outstanding as of December 31, 2015 and 2014.

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

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 500,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury. No shares have been issued as all restricted stock units (“RSUs”), warrants and options that have been granted to employees through December 31, 2015 have been granted outside of the 2009 Equity Incentive Plan.

Eligibility – Nonstatutory Stock Options, Stock Purchase Rights, Stock Awards, Stock Appreciation Rights and Unrestricted Shares may be granted to all Service Providers. Incentive Stock Options may be granted only to Employees.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 – EQUITY (Continued)

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

NOTE 13 – INCOME TAXES

The provision for income taxes for 2015 and 2014 is summarized as follows:

	2015	2014

Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	(3,566,376)	(472,765)
State	(102,136)	(48,627)
Non US	3,684	—
Increase (Decrease) in valuation allowance	3,664,828	521,392
Total provision (benefit) for income taxes	$—	$—

The provision for income taxes for 2015 and 2014 differs from the amount computed by applying the U.S. federal statutory rate to loss before provision (benefit) for income taxes as follows:

	2015	2014

Expected provision(benefit) at statutory rate	-35.0%	-35.0%
State taxes	-3.4%	-3.6%
Non-US	0.1%	0.0%
Permanent difference and other	1.9%	8.9%
True-up of deferred tax asset	0.8%	11.3%
Valuation allowance for Net Loss	37.0%	18.4%
Total provision (benefit) for income taxes	1.4%	0.0%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13 – INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax assets:
Net operating loss carry-forwards	$4,998,429	$3,031,089
Stock-based compensation	1,340,536	—
Reserve and allowance	356,271	371,526
Other Accruals	249,179
Intangible Assets	108,563
Accrued Interest	4,815	4,819
Total deferred tax assets	7,057,793	3,407,434
Valuation allowance	(7,057,793)	(3,407,434)
Net deferred tax assets	$—	$—

As of December 31, 2015 and 2014, the Company had U.S. federal and state net operating loss carry-overs of $7,182,363 and $6,015,113, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2030 and ending on 2032. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. The Company may need to file amended tax return for the year ending 2014 and 2015. The Company’s management is evaluating the amendment of the tax returns.

United States and foreign components of loss before income taxes were as follows:

	2015	2014

United States	$(10,552,357)	$(1,928,524)
Foreign	(190,449)	—
Loss before income taxes	$(10,742,806)	$(1,928,524)

The Company evaluated the provisions of ASC 740 related to accounting for uncertainty in income taxes recognized in the Company’s financial statements as of December 31, 2015 and 2014.  Our evaluation was performed for the tax years ended December 31, 2015 and 2014.  Based on management’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. For 2015 and 2014, the Company had not incurred interest or penalties.  The Company files income tax returns in the US federal jurisdiction and the states of Florida and North Carolina.  The Company's federal and state income tax returns since 2012 are subject to examination by the Internal Revenue Service, and our state income tax returns since 2010 are subject to examination by the respective state jurisdiction.  Returns are generally subject to examination for a period of three years after the returns were filed.  The Company has not filed its state tax returns for 2013, and any state net operating loss carry-overs will not be available to offset future taxable income, if any, until the returns are filed.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 – BARTER CREDITS

In December 2015, the Company, under former management entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During 2015 and through April 2016, the Company sold merchandise worth $956,176 and $4,566,717 to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reversed the sales to this barter trading company that did not meet the revenue standards.

NOTE 16 – SIGNIFICANT CUSTOMERS

The Company sells its products to several types of customer, which primarily include distributors and salons.  There were no sales to customers individually in excess of 10% of net revenue for 2015.  Sales to customers individually in excess of 10% of net revenue for 2014 and their accounts receivable at December 31, 2014 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$2,400,471	18%	$0	0%

During 2015 and 2014, our top ten customers generated 46% and 49% of our net revenue, respectively.

NOTE 17 – SIGNIFICANT SUPPLIERS

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

Purchases from significant suppliers for 2015 and their accounts payable at December 31, 2015 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent
C	$703,600	20%	$109,363	11%
D	$458,065	13%	$ 13,695	1%

Purchases from significant suppliers for 2014 and their accounts payable at December 31, 2014 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent
C	$1,052,694	20%	$126,005	14%
D	$ 574,969	11%	$ 31,095	3%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18 – GEOGRAPHIC REVENUE REPORTING

The Company is organized based on fundamentally one business segment although it does distribute its products on a world-wide basis. Several of its largest distributors are based in North America who in turn sell their products in Europe or Asia. We consider these customers as based in North America. However, our sales to international distributors who distribute our product outside North America have been increasing.

Information about the Company’s geographic operations for 2015 and 2014 are as follows:

	2015	2014
Net Revenue:
North America	5,772,699	4,938,461
International	5,712,064	8,388,654
	11,484,763	13,327,115

Furniture and Equipment, Net:
North America	71,149	112,898
International	28,390	56,597
	99,539	169,495

NOTE 19 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

The Company paid $103,233 (2015) and $103,233 (2014) as compensation to Alexander Khesin, the father of our Chief Executive Officer for consulting on various projects,

•

The Company paid $52,036 (2015) as compensation to Anna Khesin, the sister of our Chief Executive Officer for consulting on various consulting projects.

•

The Company paid $60,000 (2015) and $40,000 (2014) as compensation to Dr. Fernando Tamez. Dr. Tamez is President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary acquired in November 2012.  Dr. Tamez oversees the day-to-day operations of DS Mexico.

•

The Company had sales to Karl Sweis, a former director until April 2016, of $390,622 and $502,267 in 2015 and 2014, respectively.

•

In 2014 and 2015, the Company paid $103,233 and $170,000 in consulting fees to Whitestone Group Inc., and Greystone Group Inc., entities controlled by Abner Silva, and $20,000 in 2015 to Abner Silva individually who is a shareholder and former consultant and employee for outsourced COO services. In addition, the Company had the following transactions with entities controlled by Abner Silva:

o

$94,911 (2015) and $88,625 (2014) for the purchase of materials needed for the assembly and manufacture of products for export and offset by;

o

Had sales of its products amounting to $69,858 for 2015 and $ 89,954 in 2014.

o

As of December 31, 2015 and 2015, the Company had recorded in its accounts payable and accrued expenses $0 and $198,164, respectively.

•

The Company also paid 20,513 shares or $35,500 in expense to Julieta Jackson, a former employee and sister to Abner Silva for a settlement dispute resolution in 2013. Mrs. Jackson is the proprietor and sole shareholder of Velocity Storage and Packaging Inc., the Company’s VIE which was incorporated in 2009.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. The following items are a summary of events or transactions occurring subsequent to the balance-sheet date, but prior to the issuance of these financial statements that have a material effect on the financial statements and therefore require adjustment or disclosure in these statements.

On October 7, the company issued an 8-K to inform the investors that previously submitted filings should not be relied upon for investing decisions. The company will be filing amended 10-Q’s for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015. These amended financial statements will include adjustments to the comparable financial statements for 2014. The company became aware of the need to issue amended financial reports on or about September 25, 2016 as part of the audit of its financials by its independent auditor, BF Borges CPA PC. The total impact of the adjustments for the nine months ending September 30, 2015 amount to an increased net loss of $1,125,792. The primary adjustments are between periods within 2015 and the company deemed that the adjustments required the filing of adjusted quarterly financial reports.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000 and $40,000 respectively, which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 was to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board or compensation committee approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to, criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the Company received notice from its independent auditor on September 29, 2016 of potential illegal acts concerning payments of personal expenses by the Company. The Company’s audit committee has agreed with the findings. On September 29th, 2016, the company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016. See "Controls and Procedures" and "Executive Compensation".

During 2013, in addition to base compensation paid to Abner Silva, a consultant deemed to be an officer by our independent auditor for accounting purposes, our company advanced approximately $11,500, to Mr. Silva. While Mr. Silva, believed that these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the company on September 29, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016.

In December 2015, the Company, under former management entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During 2015 and through April 2016, the Company sold merchandise worth $956,176 and $4,566,717 to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reversed the sales to this barter trading company that did not meet the revenue standards.

In January 2016, the company entered into a Stock Purchase Agreement with a private party in the amount of $1,996,500 for 605,000 shares of the company’s stock. To date, the purchase agreement has only partially settled. The Company’s has offset subscription receivable against the additional paid in capital of $1,196,500. The Board of Directors has decided to negotiate a revision to the original Stock Purchase Agreement to reach an appropriate resolution to the matter. The company has no way of knowing what the financial impact will be.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – SUBSEQUENT EVENTS (Continued)

On May 2, 2016, the company received a letter from an attorney representing its former CEO, Renee Barch-Niles requesting certain payments she believes are due arising from her employment contract. This includes salary demands, equity demands and commission demands on the above barter transaction. The total claims made by Ms. Barch-Niles are $2,500,000 worth of shares of the company’s stock, $123,000 in commissions from the barter trading arrangement, and $300,000 in severance payments. The company maintains that Ms. Barch-Niles is not due any payments subsequent to her separation from the company and will take all appropriate action to defend against the claims.

On September 27, 2016, pursuant to the Company’s By-Laws, the current Board of Directors approved and ratified all shares to the former management through date of termination. It is the Company’s position that due to circumstances surrounding the terminations, no further shares or compensation are owned and will vehemently defend its position.

On April 20, 2016 the company was notified by Nasdaq that the Company did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) because it had not filed its Form 10-K for the period ended December 31, 2015.

On June 7, 2016 and August 19, 2016, the company was notified by Nasdaq that the Company did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) because it had not filed its Forms 10-Q for the periods ended March 31, 2016 and June 30, 2016, respectively.

On September 26, 2016, the company received Nasdaq’s staff determination letter, informing the company of Nasdaq’s intention to deny the company’s request for continued listing due to the delinquent reports. Separately, Nasdaq informed the company of its determination of additional basis for delisting due to public interest concerns under listing Rule 5101 raised by 1. The company’s failure to promptly initiate and conduct an independent investigation, recommended by its previous independent auditors, into concerns identified by its former board of directors, including concerns regarding revenue recognition and stock issuances, among other matters; and 2. The Company’s inability to produce minutes evidencing meetings of the Company’s board of directors for calendar year 2015 and for the first four months of calendar year 2016. Further, and also as a separate basis for delisting, Nasdaq informed the company of its belief the Company had made misleading statements and/or omitted material facts in its communications with Staff, in violation of Listing Rule 5250(a)(1). Pursuant to Nasdaq listing Rule 5800 series the Company appealed the staff’s determination to a Hearings Panel and requested an oral hearing to appeal the staff determination. In addition, the Company requested a stay of the suspension and delisting action pending the issuance of a written decision by the Hearings Panel. In the request, the company stated that the delinquent reports would be filed prior to the October 11, 2016 due date, informed Nasdaq that an independent investigation had been initiated by the company with an expected completion date of approximately October 11, 2016, informed Nasdaq of its efforts to retrieve the missing minutes via a diligent search of its email archives and attempts to contact prior board members for their records, and its disagreement with the staff’s belief that any misleading statement had been made. The company received from Nasdaq, on September 26, 2016, a letter informing them that the requested hearing will take place on November 10, 2016.

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed as Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016.  The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands is scheduled for October 17, 2016, in Miami, Florida.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20 – SUBSEQUENT EVENTS (Continued)

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”)  filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of USD $3 million.  DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference is scheduled for October 13, 2016.

On December 28, 2015, Microcap Headlines, Inc. (“Microcap”), an investor awareness business located in North Babylon, New York, filed a civil action against DS Healthcare, Daniel Khesin and former DS Healthcare employee Abner Silva in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida.  The lawsuit is styled Microcap Headlines Inc. v. DS Healthcare Group, Inc. et al., Case No. 2015-030046-CA-01.  Plaintiff Microcap asserts claims for breach of contract, negligent misrepresentation, fraud (solely against defendant Silva), violation of the Florida Securities and Investor Protection Act, and quantum meruit, all of which arise from an October 15, 2014 contract between Microcap and DS Healthcare pursuant to which Microcap promised to provide certain investor awareness services in exchange for compensation in the form of cash and warrants to purchase DS Healthcare stock.  Microcap seeks damages in an unspecified amount.  DS Healthcare disputes the claims asserted by Microcap in the lawsuit.  Court-ordered mediation is scheduled for November 22, 2016, and the case is scheduled for trial to commence sometime during the three-week trial period beginning on January 17, 2017.

On April 12, 2016, the SEC issued a “Formal Order” directing a private non-public formal investigation to determine whether violations of the federal securities law may have been committed, directly or indirectly, by the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities.  The possible violations set forth in the Formal Order include Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5), 13(k), 14(a), and 14(f) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13b2-1, 13b2-2(a), 14a3, 14a-9, and 14f-1.  The relevant time period specified in the Formal Order is between January 1, 2010 and the present date. On April 15, 2016, the SEC issued a subpoena duces tecum to Mr. Khesin. On May 4, 2016, the SEC issued a subpoena duces tecum to the Company.  The company is complying with all requests to the SEC and the review and production process is ongoing in nature. On or about July 27, 2016, the SEC issued a second subpoena duces tecum to the Company seeking a current copy of its QuickBooks file with a user name and password.  The Company has complied with the second subpoena duces tecum. The company has no way of determining what the outcome of this investigation will be and cannot predict any financial impact.

Significant Changes to the Board of Directors and Executive Management:

On April 2, 2016, Michael Pope, Diane Rosenfeld, Renee Barch-Niles and Carl Sweis were terminated as Directors of the company. Additionally, Renee Barch-Niles was removed as Chief Executive Officer. Daniel Khesin was appointed sole director, Chief Executive Officer and Chief Financial Officer.

Mr. Myron Lewis joined the Board of Directors on April 22, 2016.His role includes chairing the Compensation Committee. Subsequently, on September 12, 2016, Mr. Lewis was appointed executive director and tasked with supervising the company’s operations with a goal of facilitating profitability and compliance.

Mr. Yasuhiro Fujiwara joined the Board of Directors on April 22, 2016. Subsequently, on September 12, 2016, Mr. Fujiwara was appointed chairman of the Board of Directors.

Ms. Elina Yuabov joined the Board of Directors on April 22, 2016

Ms. Estella Ng joined the Board of Directors on May 6, 2016. Her role includes chairing the Audit Committee.

Mr. John Power joined the company on September 12, 2016 as Chief Financial Officer and Chief Administrative Officer