Form 10-Q
period 2016-03-31
DS HEALTHCARE GROUP, INC.
filed 2016-10-07
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑          Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 22,569,738 shares of common stock outstanding as of October 7, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$2,632,761	$4,517,604
Accounts receivable, net	1,158,221	1,557,560
Inventories, net	3,462,465	3,733,213
Prepaid expenses and other current assets	202,708	255,980
Total Current Assets	7,456,155	10,064,357

Furniture and Equipment, net	96,581	99,539
Intangible Assets, net	460,383	483,765
Other Assets	67,297	67,765

TOTAL ASSETS	$8,080,416	$10,715,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,420,015	$1,235,152
Accrued expenses	973,134	1,400,552
Notes payable, current portion	75,719	97,042
Other current liabilities	365,279	574,475
Total Current Liabilities	2,834,147	3,307,221

Long Term Debt, net of current portion	219,499	115,050

TOTAL LIABILITIES	3,053,646	3,422,271

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized: 22,556,765 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	22,557	22,557
Additional paid-in-capital	28,332,784	28,308,784
Accumulated deficit	(23,492,308)	(20,978,751)
Accumulated comprehensive income	163,737	(59,435)
Total Shareholders' Equity	5,026,770	7,293,155

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,080,416	$10,715,426

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
		(As restated)

Net Revenue	$2,325,035	$2,698,010

Cost of Goods Sold	1,434,066	1,214,215

Gross Profit	890,969	1,483,795

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	188,643	169,372

Other selling and marketing expenses	969,416	620,906
	1,158,059	790,278
General and administrative
Salary and personnel costs	641,814	512,451
Professional fees and consulting costs	1,208,676	377,399
Other general and administrative expenses	254,252	440,333
	2,104,742	1,330,183

Total operating costs and expenses	3,262,801	2,120,461

Operating Loss	(2,371,832)	(636,666)

Other Income (Expense)
Interest expense	(10,231)	(15,855)
Impairment of intangible asset	---	(337,500)
Other	(131,494)	120,475

Total other income (expense)	(141,725)	(232,880)

Net Loss	(2,513,557)	(869,546)

Net Loss Attributable to Non-Controlling Interest	—	---

Net Loss Attributable to Common Shareholders	$(2,513,557)	$(869,546)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	22,556,765	16,256,461
Net Loss per share	$(0.11)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$223,171)	$(14,893)
Comprehensive loss	$(2,290,386)	$(884,439)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended
	March 31
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(2,513,557)	$(869,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141,361	32,307
Impairment of intangible assets	-	337,500
Recovery of bad debts	(65,241)	(16,119)
Recovery of obsolete inventory	-	1,087
Stock issued for services	24,000	100,500

Changes in operating assets and liabilities:
Accounts receivable, net	464,580	139,088
Inventories, net	270,748	(83,561)
Prepaid expenses and other current assets	53,272	830
Accounts payable	184,863	(233,781)
Accrued expenses	(427,418)	(48,129)
Other current liabilities	(209,196)	(261,312)
Net cash used in operating activities	(2,076,588)	(901,136)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	-	526
Purchases of injection molds	-	(14,250)
Other assets	468	-
Net cash used in investing activities	468	(13,724)

Cash Flows from Financing Activities:
Proceeds from loans and notes	97,966	-
Repayment of loans and notes	(100,719)	(2,965)
Proceeds from sale of stock subscriptions	-	220,000

Net cash provided by financing activities	(2,753)	217,035

Effect of exchange rate changes on cash	194,030	221,362

Increase (Decrease) in cash	(1,884,843)	(476,463)
Cash, Beginning of Period	4,517,604	1,128,556

Cash, End of Period	$2,632,761	$652,093

Supplemental Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2015-QTR	Three months ended March 31, 2015
2015-YTD	Year ended December 31, 2015
2016-QTR	Three months ended March 31, 2016
VIE	Variable Interest Entity

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

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Polymer Research, Inc., and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the condensed consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

On March 30, 2016, During the preparation of the Company’s 10-K, the company identified that certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending September 30, 2015 became subject to an internal investigation.  The internal investigation resulted in the company’s inability to timely file it’s for 10-Q as required.

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the consolidated financial statements for the three months period ending March 31, 2015.   The corrective actions identified errors related to sales and customer returns and allowances amounts with respect to the recognition of revenues and customer accounts receivables, and the recording of certain stock transactions.

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments. The company needs to correct the 2014 and 2015 10-Q filings to reflect these errors.  However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for fiscal years 2014 and 2015 along with its independent accountants and believes the financial statements for the three months ended March 31, 2016 and 2015 to be fairly presented.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on October 7, 2016. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of March 31, 2016 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2016.

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Polymer Research, Inc., and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the condensed consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

On March 30, 2016, During the preparation of the Company’s 10-K, the company identified that certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending September 30, 2015, became subject to an internal investigation.  The internal investigation resulted in the company’s inability to timely file it’s for 10-Q as required.

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the consolidated financial statements for the three months ending March 31, 2015.   The corrective actions identified errors related to sales and customer returns and allowances amounts with respect to the recognition of revenues and customer accounts receivables, and the recording of certain stock transactions.

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments. The company intends to correct the 2014 and 2015 10-Q filings to reflect these errors.  However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for fiscal years 2014 and 2015 along with its independent accountants and believes the financial statements for the three months ended March 31, 2016 and 2015 to be fairly presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these condensed consolidated financial statements include:

·	Estimates of allowances for uncollectable accounts receivable,
·	Estimates of inventory obsolescence and overhead and labor cost allocations,
·	Estimates assuming future earning capacity of our intangible assets,
·	Estimates of value of equity transactions for services rendered,
·	Estimates of returned or damaged product, and
·	Estimates made in our deferred income tax calculations, for which there is a full valuation allowance.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2016 and December 31, 2015, the allowance for uncollectable accounts was $662,284 and $663,161, respectively, $210,000 at both dates for defectives and product returns and $40,000 at both dates for advertising credits.

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

·	persuasive evidence of a sales arrangement exists,
·	shipping terms are FOB shipping point
·	delivery has occurred,
·	the sales price is fixed or determinable and
·	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price.  Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing a new product development director, Dr. Patel, and a chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations and technologies. In addition, our founder and Chief Executive Officer devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $34,736 and $47,326 for 2016-QTR and 2015-QTR, respectively.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 444,213 and 316,526 shares as of March 31, 2016 and 2015, respectively.

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At March 31, 2016, we had an accumulated deficit of approximately $20,492 million. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of March 31, 2016, we had $2,632,761 in cash. While we have historically financed our operations and growth primarily through the issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $85,636 2015-YTD and $125,041 2016-QTR in net revenue, respectively. In the second quarter 2015, we began selling through http://www.costco.com, which generated net revenue of $315,404 2016-YTD.

Although we cannot predict our success with these products or projects, all are currently under development and production and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt and new equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

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

NOTE 4. – RESTATEMENT OF FINANCIAL STATEMENTS

On March 30, 2016, during the preparation of the Company’s 10-K for the year ended December 31, 2015, the company identified certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending September 30, 2015, and determined these transactions did not reflect the proper matching of revenues and costs. The impact of these transactions on the Company’s financial statements for the year ended December 31, 2014, have been considered and have been disclosed and reported in the notes to the Company’s financial statements as reported in the annual 10-K report for the year ending December 31, 2014.

The results of each quarterly 10-Q filings during the nine months ending September 30, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the three months ended March 31, 2015, are reflected in the tables below:

Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Previously Reported	Adjustment	Restated 2015

Net Revenue	$2,803,920	$(105,910)	$2,698,010

Cost of Goods sold	1,138,760	75,455	1,214,215

Gross Profit	1,665,160	(181,365)	1,483,795

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	169,372	-	169,372

Other selling and marketing expenses	607,406	13,500	620,906
	776,778	13,500	790,278

General and administrative
Salary and personnel costs	512,451	-	512,451
Professional fees and consulting costs	376,411	988	377,399
Other general and administrative expenses	189,278	251,055	440,333
	1,078,140	252,043	1,330,183

Total operating costs and expenses	1,854,918	265,543	2,120,461

Operating Loss	(189,758)	(446,908)	(636,666)

Other Income (Expense)
Interest expense	(15,855)	-	(15,855)
Impairment of intangible asset	-	(337,500)	(337,500)
Other	120,475	-	120,475

Total other income (expense)	104,620	(337,500)	(232,880)

Net Loss	(85,138)	(784,408)	(869,546)

Net Loss Attributable to Non-Controlling Interest	-	-	-

Net Loss Attributable to Common Shareholders	$(85,138)	$(784,408)	$(869,546)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,256,461	-	16,256,461
Net Loss per share	$(0.01)	$(0.04)	$(0.05)
Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$-	$(14,893)
Comprehensive loss	$(100,031)	$(784,408)	$(884,439)

	Previously Reported	Adjustment	Restated 2014

Cash Flows from Operating Activities:
Net loss	(85,138)	(784,408)	(869,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,307	-	32,307
Impairment of intangible assets	-	337,500	337,500
Provision (recovery) of bad debts	(16,504)	385	(16,119)
(Reocvery) Provision for obsolete inventory	1,087	-	1,087
Stock issued for services	100,500	-	100,500

Changes in operating assets and liabilities:
Accounts receivable, net	(217,494)	356,582	139,088
Inventories, net	(159,016)	75,455	(83,561)
Prepaid expenses and other current assets	830	-	830
Accounts payable	(233,780)	(1)	(233,781)
Accrued expenses	(62,617)	14,488	(48,129)
Other current liabilities	(261,311)	(1)	(261,312)
Net cash used in operating activities	(901,136)	-	(901,136)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	526	-	526
Purchase of injection molds	(14,250)	-	(14,250)
Net cash used in investing activities	(13,724)	-	(13,724)

Cash Flows from Financing Activities:
Repayment of loans and notes	(2,965)	2,965	-
Proceeds from stock subscriptions	220,000	-	220,000

Net cash provided by financing activities	217,035	-	220,000

Effect of exchange rate changes on cash	221,362	-	(221,362)

Decrease in cash	(476,463)	-	(476,463)
Cash, Beginning of Period	1,128,556	-	1,128,556

Cash, End of Period	$652,093	$-	$652,093

NOTE 5. – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6. – INVENTORIES

Significant components of inventory at March 31, 2016 and December 31, 2015 consist primarily of:
	2016	2015

Bulk product and raw materials	$2,225,381	$2,502,402
Work in process	234,201	213,832
Merchandise inventory	1,227,842	1,172,614
Inventory in transit	154,656	231,623
Total	3,842,080	4,120,471

Less: Allowance	(379,615)	(387,258)
	$3,462,465	$3,733,213

In March 2016, the Company, under former management, entered in a barter credit agreement with a third party to sell slow moving, finished goods inventory in exchange for trade credits the company may use to purchase goods and/or services in the future.  For the three months ended March 31, 2016 the trade credits acquired under the agreement totaled $2,228,617, have no expiration and can be used at any time.  The cost of slow moving inventory under the arrangement totaled $249,319.  See “Footnote 10. – Barter Credits” for additional information regarding the revenue recognition of the barter credits.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2016 and December 31, 2015 consist of:

	2016	2015
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(750,000)	(750,000)
Net distribution rights	---	---

Pure Guild brand rights	$159,086	$159,086
Less: Accumulated amortization	(159,086)	(159,086)
Net brand rights	---	---

DS Mexico customer list	707,716	704,087
Less: Accumulated amortization	(274,886)	(247,734)
Net customer list	432,830	456,353

Goodwill	27,553	27,412
	$460,383	$483,765

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.83 years.

	2016	2017	2018	2019	Beyond	Total
Asset:
Mexican Customer list	78,232	78232	78,232	78,232	143,425	456,353
	$78,232	$78,232	$78,232	$78,232	$143,425	$456,353

NOTE 8. – COMMITMENTS AND CONTINGENCIES

Pending and threatened litigation

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

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to increase its contingent liability or reserve for these matters.  For additional information regarding these matters, see the Pending Transactions disclosures in the Company’s Form 10-K for the year ending December 31, 2015 filed on October 7, 2016.

NOTE 9. – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2016 and 2015, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

·	the Company paid $25,808 (2016) and $25,808 (2015) as compensation to the father of our Chief Executive Officer,

·	the Company paid $6,250 (2016) and $0 (2015) as compensation to the sister of our Chief Executive Officer,

·	the Company paid $15,000 (2016) and $15,000 (2015) as compensation to Dr. Fernando Tamez. Dr. Tamez who is President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary. Dr. Tamez oversees the day-to-day operations of DS Mexico.

NOTE 10. –  BARTER CREDITS

In December 2015, the Company, under former management entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During the three months ended March 31,2016, the Company sold merchandise worth $2,228,617 to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reversed the sales to this barter trading company since it failed to meet the revenue standards and has expensed the barter credits, the results of which are reflected in net revenue of the company’s consolidated condensed statement of operations and comprehensive loss for the three months ending March 31, 2016.

NOTE 11. – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. The following items are a summary of events or transactions occurring subsequent to the balance-sheet date, but prior to the issuance of these financial statements, that have a material effect on the financial statements and therefore require adjustment or disclosure in these statements.

On October 7th, the company issued an 8-K to inform the investors that previously submitted filings should not be relied upon for investing decisions. The company will be filing amended 10-Q’s for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015. These amended financial statements will include adjustments to the comparable financial statements for 2014. The company became aware of the need to issue amended financial reports on or about September 25th as part of the audit of its financials by its independent auditor, BF Borges CPA PC. The total impact of the adjustments for the nine months ending September 30, 2015 amount to an increased net loss of $1,125,792. The primary adjustments are between periods within 2015 and the company deemed that the adjustments required the filing of adjusted quarterly financial reports.

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

During 2013, in addition to base compensation paid to Abner Silva, a consultant deemed to be an officer by our independent auditor for accounting purposes, our company advanced approximately $11,500, to Mr. Silva. While Mr. Silva, believed that these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the company on September 29th, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29th, 2016.

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

On May 2nd, 2016, the company received a letter from an attorney representing its former CEO, Renee Barch-Niles requesting certain payments she believes are due arising from her employment contract. This includes salary demands, equity demands and commission demands on the above barter transaction. The total claims made by Ms. Barch-Niles are $2,500,000 worth of shares of the company’s stock, $123,000 in commissions from the barter trading arrangement, and $300,000 in severance payments. The company maintains that Ms. Barch-Niles is not due any payments subsequent to her separation from the company and will take all appropriate action to defend against the claims.

On September 27, 2016, pursuant to the Company’s By-Laws, the current Board of Directors approved and ratified all shares to the former management through date of termination. It is the Company’s position that due to circumstances surrounding the terminations, no further shares or compensation are owned and will vehemently defend its position.

On April 20th, 2016 the company was notified by Nasdaq that the Company did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) because it had not filed its Form 10-K for the period ended December 31, 2015.

On June 7th, 2016 and August 19th, 2016, the company was notified by Nasdaq that the Company did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) because it had not filed its Forms 10-Q for the periods ended March 31 and June 30, 2016, respectively.

On September 26th, 2016, the company received Nasdaq’s staff determination letter, informing the company of Nasdaq’s intention to deny the company’s request for continued listing due to the delinquent reports. Separately, Nasdaq informed the company of its determination of additional basis for delisting due to public interest concerns under listing Rule 5101 raised by 1. The company’s failure to promptly initiate and conduct an independent investigation, recommended by its previous independent auditors, into concerns identified by its former board of directors, including concerns regarding revenue recognition and stock issuances, among other matters; and 2. The Company’s inability to produce minutes evidencing meetings of the Company’s board of directors for calendar year 2015 and for the first four months of calendar year 2016. Further, and also as a separate basis for delisting, Nasdaq informed the company of its belief the Company had made misleading statements and/or omitted material facts in its communications with Staff, in violation of Listing Rule 5250(a)(1). Pursuant to Nasdaq listing Rule 5800 series the Company appealed the staff’s determination to a Hearings Panel and requested an oral hearing to appeal the staff determination. In addition, the Company requested a stay of the suspension and delisting action pending the issuance of a written decision by the Hearings Panel. In the request, the company stated that the delinquent reports would be filed prior to the October 11th due date, informed Nasdaq that an independent investigation had been initiated by the company with an expected completion date of approximately October 11th, 2016, informed Nasdaq of its efforts to retrieve the missing minutes via a diligent search of its email archives and attempts to contact prior board members for their records, and its disagreement with the staff’s belief that any misleading statement had been made. The company received from Nasdaq, on September 26th, 2016, a letter informing them that the requested hearing will take place on November 10th.

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

Significant Changes to the Board of Directors and Executive Management:

On April 2nd, 2016, Michael Pope, Diane Rosenfeld, Renee Barch-Niles and Carl Sweis were terminated as Directors of the company. Additionally, Renee Barch-Niles was removed as Chief Executive Officer. Daniel Khesin was appointed sole director, Chief Executive Officer and Chief Financial Officer.

Mr. Myron Lewis joined the Board of Directors on April 22, 2016.His role includes chairing the Compensation Committee. Subsequently, on September 12th, 2016, Mr. Lewis was appointed executive director and tasked with supervising the company’s operations with a goal of facilitating profitability and compliance.

Mr. Yasuhiro Fujiwara joined the Board of Directors on April 22, 2016. Subsequently, on September 12th, 2016, Mr. Fujiwara was appointed chairman of the Board of Directors.

Ms. Elina Yuabov joined the Board of Directors on April 22, 2016.

Ms. Estella Ng joined the Board of Directors on May 6, 2016. Her role includes chairing the Audit Committee.

Mr. John Power joined the company on September 12th, 2016 as Chief Financial Officer and Chief Administrative Officer.

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

Results of Operations

Three Months Ended March 31, 2016 as Compared to the Three Months Ended March 31, 2015

Revenues, net – Total net revenues decreased $372,975 from $2,698,010 for the three months ended March 31, 2015 to $2,325,034 for the three months ended March 31, 2016

Net revenue from our Mexican subsidiary were $687,978 in 2016-QTR compared to $664,183 in 2015-QTR. Sales generated from US operations decreased $396,770 from $2,033,827 in 2015-QTR to $1,637,057 in 2015-QTR. The reduction in net revenue is a result of an increase in backorder.

Cost of Goods Sold – Total cost of goods sold increased $219,850 or18.1% from $1,214,215 in 2015-QTR to $1,434,066 in 2016-QTR. The increase in cost of goods sold is primarily a result of the sale of product inventory to a third party in exchange for vendor credits to be used towards the Company’s marketing efforts.

Consequently, the gross margin decreased from 55.0% in 2016-QTR to 38.3% 2015-QTR, with US operations accounting for $1,099,581 or 74% in 2015-QTR and $502,168 or 56% in 2016-QTR of the gross margin dollars and with DS Mexico accounting for $384,214 or 26% in 2015QTR and $388,800 or 44% in 2016-QTR of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $367,781 or 46.5% from $790,278 in 2015-QTR to $1,158,059 in 2016-QTR. The increase was due to the following:

–	Increases of:

·	$238,455 for marketing and promotional expenses, as a result of the Company increasing on-line advertising and brand awareness, and

·	$95,390 for freight and shipping costs.

–	Partially offset by decreases of:

·	$12,590 for product development, as a result of new product development in Q4 2015, and

·	$15,231 for Internet and Web Hosting costs, as a result of increased activity through the online store and technical support needed.

General and Administrative Costs – General and administrative costs increased $774,559 or 58.2% from $1,330,183 in 2015-QTR to $2,104,741 (2016-QTR). The increase is due to the following:

–	Increases of:

·	$831,277 for professional fees primarily associated with defending the class action law suit dated March 29, 2016, and

·	$129,383 for personnel costs, as a result of the senior management and several other staff hired during the third quarter of 2015, and

·	$46,635 for other general and administrative costs, as a result of improved overall efficiencies.

–	Partially offset by decreases of:

·	$321,811 in bad debt attributable to improved collection efforts with international customers.

·	$103,237 in depreciation and amortization due to the write-off of a distribution agreement for the country of Brazil in 2015. The reduction was a result of an impaired intangible brand rights agreement expensed in 2015.

Other Income and Expenses – Other income and expense increased $91,149 from to $232,879 in expenses in 2015-QTR.

Liquidity and Capital Resources

We had cash of $2,632,760 and working capital of $4,622,008 at March 31, 2016. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Three Months Ended March 31, 2016

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2016 of $2,121,911. In addition, changes in operating assets and liabilities provided cash of $336,849 as follows:

·	$464,580 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
·	$270,748 provided by a decrease in inventory component levels resulting from implementing a purchasing strategy to continue eliminating backorders and improve customer satisfaction,
·	$184,863 provided by an increase in accounts payable resulting from raw material purchases from vendors, and
·	$427,418 used by a decrease in accrued expenses as a result of payments of certain accrued expenses such as commissions due.

Cash Flows used in Investing Activities

Our investing activities provided $467 in net cash during the three months ended March 31, 2016.

Cash Flows from Financing Activities

Our financing activities used $2,753 in net cash during the three months ended March 31, 2016, primarily as a result of payments, net of proceeds, from loans payable.

Financial Position

Total Assets – Our total assets decreased $2,635,009 from $10,715,426 as of December 31, 2015 to $8,080,416 as of March 31, 2016, primarily as a result of the cash used to repay creditors and increase inventory components. There was a net decrease in current assets of $2,608,202 the components of which are discussed further below. The decrease in total assets was also the result of a decrease of $23,382 in Intangible assets, due to amortization, as well as a decrease in Equipment, net of depreciation, of $2,958.

Current Assets – The net decrease in current assets of $2,608,202 was primarily associated with a decrease in cash of $1,884,844 primarily to support operations, a $270,748 decrease in inventory levels, and a $399,339 decrease in accounts receivable. These net changes are primarily driven by changes in sales and other factors more specifically discussed below:

Inventory – Inventory levels decreased 7.3% from December 31, 2015 to March 31, 2016, primarily as a result of product sold to a third party in exchange for vendor credits to be used in the future to help offset the cost of future market and advertising campaigns.

Accounts Receivable, net – Accounts receivable decreased $399,339, primarily as a result of decreased sales and increased collection efforts with our international customers.

Prepaid Expenses and other current assets – Prepaid expenses decreased $53,272 primarily as a result of the amortization of certain prepaid expense being amortized to general and administrative expenses within one year.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2015 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 2016. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of March 31, 2016 that persist are as follows:

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: October 7, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

By:	/s/ John Power
John Power Chief Financial Officer/ Principal Accounting Officer