Form 10-Q
period 2016-06-30
DS HEALTHCARE GROUP, INC.
filed 2016-10-07
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑          Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 22,569,738 shares of common stock outstanding as of October 7, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash	$1,678,143	$4,517,604
Accounts receivable, net	1,612,271	1,557,560
Inventories, net	2,931,960	3,733,213
Prepaid expenses and other current assets	140,014	255,980
Total Current Assets	6,362,388	10,064,357

Furniture and Equipment, net	121,239	99,539
Intangible Assets, net	402,813	483,765
Other Assets	132,226	67,765

TOTAL ASSETS	$7,018,666	$10,715,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,705,654	$1,235,152
Accrued expenses	1,057,585	1,400,552
Note payable	28,235	97,042
Other current liabilities	621,336	574,475
Total Current Liabilities	3,412,810	3,307,221

Long Term Debt, net of current portion	145,056	115,050

TOTAL LIABILITIES	3,557,866	3,422,271

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized:
0 shares issued and outstanding at
June 30, 2016 and December 31, 2015.	—	—
Common stock, $0.001 par value, 300 million shares authorized:
22,556,765 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	22,557	22,557
Additional paid-in-capital	28,332,784	28,308,784
Accumulated deficit	(25,113,221)	(20,978,751)
Accumulated comprehensive income	218,680	(59,435)

Total Shareholders' Equity	3,460,800	7,293,155

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,018,666	$10,715,426

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(As restated)		(As restated)

Net Revenue	$4,844,917	$3,304,509	$7,169,952	$6,002,519

Cost of Goods Sold	3,332,052	1,338,943	4,766,118	2,553,158

Gross Profit	1,512,865	1,965,566	2,403,834	3,449,361

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	387,648	358,236	576,291	527,608
Marketing and promotion	448,247	151,652	927,572	392,522
Other selling and marketing expenses	423,278	394,378	913,369	774,414
	1,259,173	904,266	2,417,232	1,694,544
General and administrative
Salary and personnel costs	612,944	511,172	1,254,758	1,023,624
Professional fees and consulting costs	982,913	346,102	2,191,589	723,501
Other general and administrative expenses	284,198	271,301	538,451	711,633
	1,880,055	1,128,575	3,984,798	2,458,758

Total operating costs and expenses	3,139,228	2,032,841	6,402,030	4,153,302

Operating Income (Loss)	(1,626,363)	(67,275)	(3,998,196)	(703,941)

Other Income (Expense)
Interest expense	(62,530)	(24,957)	(72,761)	(40,812)
Impairment of intangible asset	—	—	—	(337,500)
Other	67,980	(10,870)	(63,513)	109,605

Total other income (expense)	5,450	(35,827)	(136,274)	(268,707)

Loss Before Income Taxes	(1,620,913)	(103,102)	(4,134,470)	(972,648)

Income Tax Expense	—	—	—	—

Net Loss	(1,620,913)	(103,102)	(4,134,470)	(972,648)

Net Loss Attributable to Non-Controlling Interest	—	—	—	—

Net Loss Attributable to Common Shareholders	$(1,620,913)	$(103,102)	$(4,134,470)	$(972,648)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	22,556,765	17,043,601	22,556,765	16,652,204
Loss per share	$(0.07)	$(0.01)	$(0.18)	$(0.06)

Other Comprehensive Income:
Foreign currency translation adjustment	54,943	(12,390)	278,115	208,244
Comprehensive (loss) income	$(1,565,970)	$(115,492)	$(3,856,355)	$(764,404)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
		(As Restated)
Cash Flows from Operating Activities:
Net Loss	$(4,134,470)	$(972,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,572	83,354
Loss on impaired intangible asset	—	337,500
(Recovery) for bad debts	—	(6,656)
(Recovery) for obsolete inventory	—	(15,910)
Stock issued for services	24,000	136,760
Changes in operating assets and liabilities:
Accounts receivable	(54,710)	(267,772)
Inventories	801,253	(87,488)
Prepaid expenses and other current assets	115,966	249,242
Accounts payable	470,502	(51,796)
Accrued expenses	(342,967)	(198,780)
Other current liabilities	46,861	(306)
Net cash used in operating activities	(2,875,993)	(794,500)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	—	(457)
Purchase of injection molds	(64,462)	(18,459)
Purchases from disposal of fixed asset	—	(212)
Net cash used in investing activities	(64,462)	(19,128)

Cash Flows from Financing Activities:
Proceeds of credit facility	—	250,000
Proceeds of loans and notes	30,006	—
Repayment of loans and notes	(68,807)	(5,974)
Proceeds from sale of stock subscription	—	220,000
Net cash provided (used) by financing activities	(38,801)	464,026

Effect of exchange rate changes on cash	139,795	200,157

Decrease in Cash	(2,839,461)	(149,445)
Cash, Beginning of Period	4,517,604	1,128,556

Cash, End of Period	$1,678,143	$979,111

Supplemental Information:
Cash paid for interest	$—	$40,812
Supplemental Noncash Investing and Financing Activities
Stock issued to settle debt	$—	$—
Conversion of note to common stock pending issuance	$—	$350,000
Common stock issued for prepaid services	$—	$328,000
Common stock issued to settle accrued expenses	$—	$380,902

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2015-QTR	Three months ended June 30, 2015
2014-YTD	Six months ended June 30, 2015
2016-QTR	Three months ended June 30, 2016
2016-YTD	Six months ended June 30, 2016
VIE	Variable Interest Entity

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

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the consolidated financial statements for the three months, and six months ending June 30, 2016.   The corrective actions identified errors related to sales and customer returns and allowances amounts with respect to the recognition of revenues and customer accounts receivables, and the recording of certain stock transactions.

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments. The company needs to correct the 2014 and 2015 10-Q filings to reflect these errors.  However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for fiscal years 2014 and 2015 along with its independent accountants and believes the financial statements for the three months and six months ended June 30, 2016 and 2015 to be fairly presented.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on October 7, 2016. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of June 30, 2016 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2016.
---
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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At June 30, 2016 and December 31, 2015, the allowance for uncollectable accounts was $665,976 and $663,161, respectively, $210,000 at both dates for defectives and product returns and $60,000 at both dates for advertising credits.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue when all of the following four criteria are met:

•	persuasive evidence of a sales arrangement exists,
•	shipping terms are FOB shipping point
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price.  Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing a new product development director, Dr. Patel and a chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations and technologies. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $29,315 and $27,998 for 2016-QTR and 2015-QTR, respectively, and $64,051 and $75,324 for the 2016-YTD and 2015-YTD, respectively.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 444,213 and 316,526 shares as of June 30, 2016 and 2015, respectively.

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

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At June 30, 2016, we had an accumulated deficit of $25,113,221. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2016, we had $1,678,143 in cash. While we have historically financed our operations and growth primarily through the successful issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams.  Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $128,249 and $163,382 in net revenue for 2015-YTD and 2016-QTR , respectively,  and $213,885 and $288,423 for 2015-YTD 2016-QTR , respectively. In the third quarter 2015, we began selling through http://www.costco.com, which generated net revenue of $315,404 2016 QTD.

In the first quarter 2016, we have launched a range of new products. Although we cannot predict our success with these products or projects, all are currently under development and production and in various stages of completion. We have commenced implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

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

NOTE 4. – RESTATEMENT OF FINANCIAL STATEMENTS

On March 30, 2016, during the preparation of the Company’s 10-K for the year ended December 31, 2015, the company identified certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending September 30, 2015, and determined these transactions did not reflect the proper matching of revenues and costs. The impact of these transactions on the Company’s financial statements for the year ended December 31, 2014, have been considered and have been disclosed and reported in the notes to the Company’s financial statements as reported in the annual 10-K report for the year ending December 31, 2015.

The results of each quarterly 10-Q filings during the nine months ending September 30, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the three months and six months ended June 30, 2015, are reflected in the tables below:

Condensed Consolidated Statements of Operations and Comprehensive Loss:
	Three Months
	Previously Reported	Adjustment	Restated 2015

Net Revenue	$3,659,548	$(355,039)	$3,304,509

Cost of Goods sold	1,595,181	(256,238)	1,338,943

Gross Profit	2,064,367	(98,801)	1,965,566

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	358,236	-	358,236
Marketing and promotion	151,652	-	151,652
Other selling and marketing expenses	380,878	13,500	394,378
	890,766	13,500	904,266

General and administrative
Salary and personnel costs	511,172	-	51,1172
Professional fees and consulting costs	346,102	-	346,102
Other general and administrative expenses	290,051	(18,750)	271,301
	1,147,325	(18,750)	1,128,575

Total operating costs and expenses	2,038,091	(5,250)	2,032,841

Operating Loss	26,276	(93,551)	(67,275)

Other Income (Expense)
Interest expense	(24,957)	-	(24,957)
Other	(10,870)	-	(10,870)

Total other income (expense)	(35,827)	-	(35,827)

Net Loss	(9,551)	(93,551)	(103,102)

Net Loss Attributable to Non-Controlling Interest	-	-	-

Net Loss Attributable to Common Shareholders	$(9,551)	$(93,551)	$(103,102)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,043,601	-	17,043,601
Net Loss per share	$(0.00)	$(0.01)	$(0.01)
Other Comprehensive Loss:
Foreign currency translation adjustment	$(12,390)	$-	$(12,390)
Comprehensive loss	$(21,941)	$(93,551)	$(115,492)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statements of Operations and Comprehensive Loss:
	Six Months
	Previously Reported		Adjustment	Restated 2015

Net Revenue		$6,463,468	$(460,949)	$6,002,519

Cost of Goods sold		2,733,941	(180,783)	2,553,158

Gross Profit		3,729,527	(280,166)	3,449,361

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting		527,608	-	527,608
Marketing and promotion		392,522		392,522
Other selling and marketing expenses		747,414	27,000	774,414
		1,667,544	27,000	1,694,544

General and administrative
Salary and personnel costs		1,023,624	-	1,023,624
Professional fees and consulting costs		722,513	988	723,501
Other general and administrative expenses		479,329	232,304	711,633
		2,225,466	233,292	2,458,758

Total operating costs and expenses		3,893,010	260,292	4,153,302

Operating Loss		(163,483)	(540,458)	(703,941)

Other Income (Expense)
Interest expense		(40,812)	-	(40,812)
Impairment of intangible asset		-	(337,500)	(337,500)
Other		109,605	-	109,605

Total other income (expense)		68,793	(337,500)	(268,707)

Net Loss		(94,690)	(877,958)	(972,648)

Net Loss Attributable to Non-Controlling Interest		-	-	-

Net Loss Attributable to Common Shareholders	$	(94,690)	$(877,959)	$(972,648)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding		16,652,204	-	16,652,204
Net Loss per share		$(0.01)	$(0.05)	$(0.06)
Other Comprehensive Loss:
Foreign currency translation adjustment		$208,244	$-	$208,244
Comprehensive loss		$113,554	$(877,958)	$(764,404)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statements of Cash Flows:
	Six Months
	Previously Reported	Adjustment	Restated 2015

Cash Flows from Operating Activities:
Net loss	$(94,690)	$(877,958)	$(972,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,104	(18,750)	83,354
Impairment of intangible assets	-	337,500	337,500
Provision (recovery) of bad debts	(6,656)	-	(6,656)
(Recovery) Provision for obsolete inventory	(15,910)	-	(15,910)
Stock issued for services	136,760	-	136,760

Changes in operating assets and liabilities:
Accounts receivable, net	(979,774)	712,002	(267,772)
Inventories, net	45.079	(132,567)	(87,488)
Prepaid expenses and other current assets	(51,425)	300,667	249,242

Accounts payable	(3,583)	(48,213)	(51,796)
Accrued expenses	73,900	(272,680)	(198,780)
Other current liabilities	(305)	(1)	(306)
Net cash used in operating activities	(794,500)	-	(794,500)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(457)	-	(457)
Proceeds from disposal of fixed assets	(212)	-	(212)
Purchase of injection molds	(18,459)	-	(18,459)
Net cash used in investing activities	(19,128)	-	(19,128)

Cash Flows from Financing Activities:
Proceeds from credit facility	250,000	-	250,000
Repayment of loans and notes	(5,974)	-	(5,974)
Proceeds from stock subscription	220,000	-	220,000
Net cash provided by financing activities	$464,026	$-	$464,026

Effect of exchange rate changes on cash	200,157	-	200,157

Decrease in cash	(149,445)	-	(149,445)
Cash, Beginning of Period	1,128,556	-	1,128,556

Cash, End of Period	$979,111	$-	$979,111

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

NOTE 6. – INVENTORIES

Significant components of inventory at June 30, 2016 and December 31, 2015 consist primarily of:

	2016	2015

Bulk product and raw materials	$2,109,105	$2,502,402
Work in process	179,609	213,832
Merchandise inventory	919,259	1,172,614
Inventory in transit	103,602	231,623
Total	3,311,575	4,120,471

Less: Allowance	(379,615)	(387,258)
	$2,931,960	$3,733,213

In March 2016, the Company, under former management, entered in a credit barter agreement with a third party to sell slow moving, finished goods inventory in exchange for trade credits the company may use to purchase goods and/or services in the future.  For the six months ended June 30, 2016, the trade credits acquired under the agreement totaled $4,566,717, have no expiration and can be used at any time.  The cost of slow moving inventory under the arrangement totaled $505,623.

Subsequently, the existing board of directors, along with the audit committee, have reviewed this credit barter agreement and, in accordance with the criteria as defined in Accounting Standards Codification 605 (“ASC”), have determined that these credits have no economic value, and accordingly, revenue should not have been recognition.  Therefore, management has fully reserved these credits which are included in sales to the condensed consolidated statement of operations and comprehensive loss totaling $2,228,617 and $2,338,100 for the three months and six months ended June 30, 2016, respectively.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2016 and December 31, 2015 consist of:

	2016	2015
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(750,000)	(750,000)
Net distribution rights	---	---

Pure Guild brand rights	$159,086	$159,086
Less: Accumulated amortization	(159,086)	(159,086)
Net brand rights	---	---

DS Mexico customer list	657,975	704,087
Less: Accumulated amortization	(280,779)	(247,734)
Net customer list	377,196	456,353

Goodwill	25,617	27,412
	$402,813	$483,765

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

NOTE 9. – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2016 and 2015, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•	the Company paid $51,616 (2016) and $51,616 (2015) as compensation to the father of our Chief Executive Officer,

•	the Company paid $12,500 (2016) and $27,036 (2015) as compensation to the sister of our Chief Executive Officer,

•	the Company paid $30,000 (2016) and $30,000 (2015) as compensation to Dr. Fernando Tamez. Dr. Tamez who is President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary. Dr. Tamez oversees the day-to-day operations of DS Mexico.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. –  BARTER CREDITS

In December 2015, the Company, under former management entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During the three months and six months ended June 30, 2016, the Company sold merchandise totaling $2,338,100 and $4,566,717, respectively, to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reversed the sales to this barter trading company since it failed to meet the revenue standards and has expensed the barter credits, the results of which are reflected in net revenue of the company’s consolidated condensed statement of operations and comprehensive loss for the three months and six months ended June 30, 2016.

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

Results of Operations

Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

Revenues, net – Total net revenues increased $1,540,408 or 46.6%, from $3,304,509 for the three months ended June 30, 2015 to $4,844,917 for the three months ended June 30, 2016.

Net revenue from our Mexican subsidiary increased 2.0% in 2016-QTR compared to 2015-QTR, accounting for $936,128 (19%) and $914,583 (25%) of consolidated net revenues for the three months ended June 30, 2016 and 2015 respectively. Net revenue from our Mexican subsidiary increased as a result of currency instability resulting in higher consumer prices.

Sales generated from US operations had an increased as a result of the timing and receipt of customer orders. Net revenue from our US operations increased 63% in 2016-QTR compared to 2015-QTR, accounting for $3,908,789 (81%) and $2,389,926 (75%) of consolidated net sales for the three months ended June 30, 2016 and 2015, respectively.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign.

Cost of Goods Sold – Total cost of goods sold increased $1,993,110 or 148.9%, from $1,338,943 (2015-QTR) to $3,332,052 (2016-QTR). We continued additional cost cutting efforts during the quarter ending June 30, 2016 that included improved sales mix, reformulations, and improved manufacturing efficiencies and will continue to do so during 2016.

Consequently, the gross margin has decreased from 59.5% (2015-QTR) to 31.2% (2016-QTR), with US operations accounting for $1,452,883 or 75% (2015-QTR) and $970,907 or 64% (2016-QTR) of the gross margin dollars and with DS Mexico accounting for $512,683 or 36% (2015-QTR) and $541,958 or 36% (2016-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $354,907 or 39.2% from $904,266 (2015-QTR) to $1,259,173 (2016-QTR). The increase was due to the following:

–	Increases of:

•	$29,411 for consulting and commissions, as a result of increased sales incentives,

•	$55,497 for freight and shipping, as a result of the increase in net revenue, however concentrating shipments to fewer freight forwarders so as to achieve volume discounts and reduce expedited shipments which are more expensive, and

•	$296,594 for Marketing and promotions, as a result of increased ad focus for brand awareness, advertising campaigns with on-line customers.

–	Partially offset by decreases of:

•	$24,293 for warehouse expenses associated with overhead cost reduction efforts during the period.

General and Administrative Costs – General and administrative costs increased $751,480 or 66.6%, from $1,128,575(2015-QTR) to $1,880,055 (2016-QTR). The increase is due to the following:

–	increases of:

•	$636,810 for professional fees primarily with legal fees associated with defending the class action law suit dated March 29, 2016,

•	$101,770 for personnel costs, as a result an increase in the number of full time employees over the prior period a year ago,

Other Income and Expenses – Other expense decreased $41,278 or 115.2%, from $35,827 expense (2015-QTR) to $5,451 income (2016-QTR).  The decrease is a result of foreign transaction gains arising from our Mexico subsidiary.

Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

Revenues, net – Total net revenues increased $1,167,433 or 19.4%, from $6,002,518 for the six months ended June 30, 2015 to $7,169,952 for the six months ended June 30, 2016.

Net revenue from our Mexican subsidiary increased slightly by 1% in 2016-YTD compared to 2015-YTD, accounting for $1,624,106 (23%) and $1,604,178 (24%) of consolidated net sales for the six months ended June 30, 2016 and 2015, respectively.

Net revenue generated from US operations had an increased as a result of the timing and receipt of customer orders. Net revenue from our US operations increased 26% in 2016-YTD compared to 2015-YTD, accounting for $5,545,846 (77%) and $4,398,341 (76%) of consolidated net sales for the six months ended June 30, 2016 and 2015, respectively.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign.

Cost of Goods Sold – Total cost of goods sold increased $2,212,960 or 86.7%, from $2,553,158 (2015-YTD) to $4,766,118 (2016-YTD). The increase in cost of goods sold is a result of the increase in additional sales for 2016-YTD over the same period a year ago.  Additionally, as a result of the company entering into a barter credit arrangement, under previous management, cost of goods sold associated with the transactions totaled $505,623.   We continued additional cost cutting efforts during the period ending June 30, 2016 that included improved sales mix, reformulations, and improved manufacturing efficiencies and will continue to do so during 2016.

Consequently, the gross margin has decreased from 57.5% (2015-YTD) to 33.5% (2016-YTD), with US operations accounting for $2,832,630 or 75.9% (2015-YTD) and $1,473,076 or 61.2% (2016-YTD) of the gross margin dollars and with DS Mexico accounting for $896,897 or 24.1% (2015-YTD) and $930,758 or 38.8% (2015-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $722,688 or 42.6% from $1,694,544 (2015-YTD) to $2,417,233 (2015-YTD). The increase was due to the following:

–	increases of:

•	$48,684 for consulting and commissions, as a result of increased sales incentives,

•	$150,887 for freight and shipping, as a result of the increase in net revenue, however concentrating shipments to fewer freight forwarders so as to achieve volume discounts and reduce expedited shipments which are more expensive, and

•	$535,050 for Marketing and promotions, as a result of increased ad focus for brand awareness, advertising campaigns with on-line customers.

–	Partially offset by decreases of:

•	$11,273 for product development associated with improved product reformulations.

General and Administrative Costs – General and administrative costs increased $1,526,040 or 62.1%, from $2,458,758(2015-YTD) to $3,984,798 (2016-YTD). The increase is due to the following:

–	increases of:

•	$1,468,088 for professional fees primarily with legal fees associated with defending the class action law suit dated March 29, 2016, and

•	$231,133 for personnel costs, as a result an increase in the number of full time employees over the prior period a year ago.

–	Partially offset by increases of:

•	$211,988 for bad debt, as a result of an improvement in collection efforts with our international customers in 2016-YTD.

Other Income and Expenses – Other income and expense decreased $132,432 or 49.3%, from $268,707 expense (2015-YTD) to $136,275 expense (2016-YTD). The increase is due to recording an impairment on an intangible brand rights agreement totaling $337,500 in the same period a year ago.

Liquidity and Capital Resources

We had cash of $1,678,143 and working capital of $2,949,578 at June 30, 2016. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including methods to increase gross profit margins and reducing and streamlining our operational costs and overhead. We have historically satisfied our working capital requirements through the sale of common stock, advances from related parties and third parties, and through our credit facility. We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Cash Flows for the Six Months Ended June 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2016 of $2,875,994. Our net loss, when adjusted by various items aggregating $3,912,898 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, was $221,572. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $1,480,048 as follows:

•	$54,711 used by a increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$801,253 provided by a decrease in inventory component levels which is not considered significant,
•	$470,502 provided by a increase in accounts payable which is not considered significant,
•	$342,967 provided by a decrease in accrued expenses as a result of commissions and compensation commitments, and
•	$46,861 provided by net changes in other current assets primarily as a result of increased other assets associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $64,462 in net cash during the six months ended June 30, 2016. Net cash used is primarily the result of injection mold purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities used $38,801 in net cash during the six months ended June 30, 2016, primarily as a result of  $30,006 from the proceeds of loans and notes payable, less the use of $68,807 in repayment of loans and notes.

Financial Position

Total Assets – Our total assets decreased $3,696,760 or 34.5% from $10,715,426 as of December 31, 2015 to $7,018,666 as of June 30, 2016, primarily as a result of the cash used to repay creditors, increase inventory components, and repay notes and loans. The decrease in total assets was also the result of a decrease of $80,952 in intangible assets, due to amortization, which was partially offset by an increase of $21,700 in equipment, net of depreciation and an increase of $64,461 in other assets.

There was a net decrease in current assets of $3,701,969 the components of which are discussed further below.

Current Assets – The net decrease in current assets of $3,701,969 was primarily associated with a decrease in accounts receivable of $801,253 as a result of the timing of customer orders, offset by a decrease in prepaid expenses of $115,966. These net changes are primarily driven by changes discussed below:

Inventory – Inventory levels decreased 21.5% from December 31, 2015 to June 30, 2016, as a result of increased sales and the continued efforts to replenish inventory in key raw material components in anticipation of sales in the latter half of 2016.

Accounts Receivable, net – Accounts receivable increased $54,711, primarily as a result of increased sales in 2016-YTD. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses decreased 45.3%, primarily as a result of amortization of associated with capitalized transactions with an expiration life of one year.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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