Form 10-Q/A
period 2015-03-31
DS HEALTHCARE GROUP, INC.
filed 2016-10-14
CIK 1463959

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

There were 32,320.981 shares of common stock outstanding as of October 14, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(As Restated)	(As Restated)
ASSETS

Current Assets
Cash	$652,093	$1,128,556
Accounts receivable, net	1,555,444	1,678,411
Inventories, net	3,945,007	3,862,532
Prepaid expenses and other current assets	277,883	278,714
Total Current Assets	6,430,427	6,948,213

Furniture and Equipment, net	150,795	169,495
Intangible Assets, net	751,011	1,101,373
Other Assets	74,497	62,247

TOTAL ASSETS	$7,406,730	$8,281,328

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,252,978	$1,486,758
Accrued expenses	968,983	1,017,112
Note payable	350,000	350,000
Other current liabilities	625,510	886,822
Total Current Liabilities	3,197,471	3,740,692

Long Term Debt, net of current portion	22,032	24,997

TOTAL LIABILITIES	3,219,503	3,765,689

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized: 16,328,058 and 16,202,268 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16,328	16,202
Additional paid-in-capital	14,940,069	14,839,695
Stock subscription	217,500	(2,500)
Accumulated deficit	(11,105,490)	(10,235,944)
Accumulated comprehensive income	157,250	(63,384)
Total Shareholders' Equity	4,225,657	4,554,069
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	4,187,227	4,515,639

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,406,730	$8,281,328

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
	(As restated)	(As restated)

Net Revenue	$2,698,010	$2,684,964

Cost of Goods Sold	1,214,215	1,391,547

Gross Profit	1,483,795	1,293,417

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	169,372	360,559
Other selling and marketing expenses	620,906	609,463
	790,278	970,022
General and administrative
Salary and personnel costs	512,451	584,683
Professional fees and consulting costs	377,399	591,896
Other general and administrative expenses	440,333	164,035
	1,330,183	1,340,614

Total operating costs and expenses	2,120,461	2,310,636

Operating Loss	(636,666)	(1,017,219)

Other Income (Expense)
Interest expense	(15,855)	(27,545)
Impairment of intangible asset	(337,500)	-
Other	120,475	(1,088)

Total other income (expense)	(232,880)	(28,633)

Net Loss	(869,546)	(1,04,5852)

Net Loss Attributable to Non-Controlling Interest	—	(4,371)

Net Loss Attributable to Common Shareholders	$(869,546)	$(1,041,481)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,256,461	15,967,533
Net Loss per share	$(0.05)	$(0.07)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$25,546
Comprehensive loss	$(884,439)	$(1,015,935)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(As Restated)	(As Restated)

Cash Flows from Operating Activities:
Net Loss	$(869,546)	$(1,045,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,307	69,898
Loss on disposal of fixed assets	—	2,468
Impairment of intangible asset	337,500	---
Recovery of bad debts	(16,119)	(152,875)
Provision for obsolete inventory	1,087	25,018
Stock issued for services	100,500	91,254
Changes in operating assets and liabilities:
Accounts receivable, net	139,088	775,198
Inventories, net	(83,561)	(535,012)
Prepaid expenses and other current assets	830	102,914
Other assets	---	26,000
Accounts payable	(233,781)	(545,568)
Accrued expenses	(48,129)	(257,994)
Other current liabilities	(261,312)	505,923
Net cash used in operating activities	(901,136)	(938,628)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	526	(40,975)
Purchase of injection molds	(14,250)	—
Net cash used in investing activities	(13,724)	(40,975)

Cash Flows from Financing Activities:
Net repayments of credit facility	—	(105,326)
Repayment of loans and notes	(2,965)	(1,858)
Proceeds from sale of stock subscription	220,000	—
Proceeds from sale of common stock	—	192,000
Less issuance cost	—	(10,000)
Net cash provided by financing activities	217,035	74,816

Effect of exchange rate changes on cash	221,362	27,111

Decrease in cash	(476,463)	(877,676)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$652,093	$1,995,270

Supplemental Information:
Cash paid for interest	$—	$27,545
Supplemental Noncash Investing and Financing Activities
Stock issued to satisfy accrual	$—	5,000

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

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the restated unaudited consolidated financial statements for the three months ended March 31, 2015.   The corrective actions identified errors related to sales and customer returns and allowances, amounts with respect to the recognition of revenues and customer accounts receivable, and the recording of certain stock transactions.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments with the intent to correct the 2014 and 2015 10-Q filings to reflect these errors.  However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for calendar years ended 2014 and 2015 along with its independent accountants and believes the restated financial statements for the three months ended March 31, 2015 and 2014 included herein to be fairly presented.

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

(unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASC Topic 605, “Revenue Recognition”, which establishes criteria that must be satisfied before revenue is realized or realizable and earned. The Company recognizes revenue when all of the following four criteria are met:

•	persuasive evidence of a sales arrangement exists,
•	Shipping terms are FOB shipping point,
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	collectability is probable.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price.  Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist, a part time chemist/consultant and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $47,326 and $98,568 for 2015-QTR and 2014-QTR, respectively.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At March 31, 2015, we had an accumulated deficit of $11,105,490. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

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

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS

On September 28, 2016, during the preparation of the Company’s 10-K for the year ended December 31, 2015, the company identified certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending March 31, 2015, June 30, 2015 and September 30, 2015, and determined these transactions did not reflect the proper matching of revenues and costs. The impact of these transactions on the Company’s financial statements for the year ended December 31, 2014, have been considered and have been disclosed and reported in the notes to the Company’s financial statements as reported in the annual 10-K report for the year ending December 31, 2014.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The results of the quarterly 10-Q filing during the three months ending March 31, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement, although not material, on the Company’s financial statements for the three months ended March 31, 2015 and 2014, are reflected in the tables below:

Condensed Consolidated Balance Sheets:

	Previously Reported	Adjustment	Restated 2015

ASSETS

Current Assets
Cash	$652,093	$—	$652,093
Accounts receivable, net	2,043,176	(487,732)	1,555,444
Inventories, net	4,142,457	(197,450)	3,945,007
Prepaid expenses and other current assets	277,884	(1)	277,883
Total Current Assets	7,115,610	(685,183)	6,430,427

Furniture and equipment, net	187,707	(36,912)	150,795
Intangible assets, net	1,088,511	(337,500)	751,011
Other assets	100,497	(26,000)	74,497

TOTAL ASSETS	$8,492,325	$(1,085,595)	$7,406,730

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$996,084	$256,894	$1,252,978
Accrued expenses	904,495	64,488	968,983
Note payable	350,000	—	350,000
Other current liabilities	625,510	—	625,510
Total Current Liabilities	2,876,089	321,382	3,197,471

Long Term Debt, net of current portion	22,032	—	22,032

TOTAL LIABILITIES	2,898,121	321,382	3,219,503

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 16,328,058 and 16,202,268 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	16,328	—	16,328
Additional paid-in-capital	14,940,069	—	14,940,069
Stock subscription	217,500	—	217,500
Accumulated deficit	(9,698,513)	(1,406,977)	(11,105,490)
Accumulated comprehensive income	157,250	—	157,250
Total Shareholders' Equity	5,632,634	(1,406,977)	4,225,657
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	5,594,204	(1,406,977)	4,187,227

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,492,325	$(1,085,595)	$7,406,730

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Previously Reported	Adjustment	Restated 2014

ASSETS

Current Assets
Cash	$1,995,270	$—	$1,995,270
Accounts receivable, net	1,607,006	—	1,607,006
Inventories, net	3,357,602	(145,029)	3,212,573
Prepaid expenses and other current assets	493,963	—	493,963
Total Current Assets	7,453,841	(145,029)	7,308,812

Furniture and equipment, net	222,658	—	222,658
Intangible assets, net	1,297,733	—	1,297,733
Other assets	66,506	(26,000)	40,506

TOTAL ASSETS	$9,040,738	$(171,029)	$8,869,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,660,485	$24,670	$1,685,155
Accrued expenses	588,395	—	588,395
Credit facility	477,058	—	477,058
Other current liabilities	792,205	—	792,205
Total Current Liabilities	3,518,143	24,670	3,542,813

Long Term Debt, net of current portion	34,567	—	34,567

TOTAL LIABILITIES	3,552,710	24,670	3,577,380

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 16,328,058 and 16,067,775 shares issued and outstanding at March 31, 2015 and 2014, respectively	16,068	—	16,068
Additional paid-in-capital	14,651,175	—	14,651,175
Stock subscription	(2,500)	—	(2,500)
Accumulated deficit	(9,153,203)	(195,699)	(9,348,902)
Accumulated comprehensive income	13,084	—	13,084
Total Shareholders' Equity	5,524,624	(195,699)	5,328,925
Non-Controlling Interest	(36,596)		(36,596)
Total Shareholders' Equity	5,488,028	(195,699)	5,292,329

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,040,738	$(171,029)	$8,869,709

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended
	Previously Reported	Adjustment	Restated 2015

Net Revenue	$2,803,920	$(105,910)	$2,698,010

Cost of Goods sold	1,138,760	75,455	1,214,215

Gross Profit	1,665,160	(181,365)	1,483,795

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	169,372	—	169,372
Other selling and marketing expenses	607,406	13,500	620,906
	776,778	13,500	790,278

General and administrative
Salary and personnel costs	512,451	—	512,451
Professional fees and consulting costs	376,411	988	377,399
Other general and administrative expenses	189,278	251,055	440,333
	1,078,140	252,043	1,330,183

Total operating costs and expenses	1,854,918	265,543	2,120,461

Operating Loss	(189,758)	(446,908)	(636,666)

Other Income (Expense)
Interest expense	(15,855)	—	(15,855)
Impairment of intangible asset	—	(337,500)	(337,500)
Other	120,475	—	120,475

Total other income (expense)	104,620	(337,500)	(232,880)

Net Loss	(85,138)	(784,408)	(869,546)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(85,138)	$(784,408)	$(869,546)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,256,461	—	16,256,461
Net Loss per share	$(0.01)	$(0.04)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$—	$(14,893)
Comprehensive loss	$(100,031)	$(784,408)	$(884,439)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	Previously Reported	Adjustment	Restated 2014

Net Revenue	$2,684,964	$2,684,964	$2,684,964

Cost of Goods sold	1,202,518	189,029	1,391,547

Gross Profit	1,482,446	(189,029)	1,293,417

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	360,559	—	360,559
Other selling and marketing expenses	609,463	—	609,463
	970,022	—	970,022

General and administrative
Salary and personnel costs	584,683	—	584,683
Professional fees and consulting costs	585,226	6,670	591,896
Other general and administrative expenses	164,035	—	164,035
	1,333,944	6,670	1,340,614

Total operating costs and expenses	2,303,966	6,670	2,310,636

Operating Loss	(821,520)	(195,699)	(1,017,219)

Other Income (Expense)
Interest expense	(27,545)	—	(27,545)
Impairment of intangible asset	—	—	—
Other	(1,088)	—	(1,088)

Total other income (expense)	(28,633)	—	(28,633)

Net Loss	(850,153)	(195,699)	(1,045,852)

Net Loss Attributable to Non-Controlling Interest	4,371	—	4,371

Net Loss Attributable to Common Shareholders	$(845,782)	$(195,699)	$(1,041,481)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	15,967,533	—	15,967,533
Net Loss per share	$(0.05)	$(0.02)	$(0.07)

Other Comprehensive Loss:
Foreign currency translation adjustment	$25,546	—	$25,546
Comprehensive loss	$(820,236)	$(195,699)	$(1,015,935)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Cash Flows:

	For the Three Months Ended
	Previously Reported	Adjustment	Restated 2015

Cash Flows from Operating Activities:
Net loss	$(85,138)	$(784,408)	$(869,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,307	—	32,307
Impairment of intangible asset	—	337,500	337,500
Provision (Recovery) of bad debts	(16,504)	385	(16,119)
Provision for obsolete inventory	1,087	—	1,087
Stock issued for services	100,500	—	100,500
Changes in operating assets and liabilities:
Accounts receivable, net	(217,494)	356,582	139,088
Inventories, net	(159,016)	75,455	(83,561)
Prepaid expenses and other current assets	830	—	830
Accounts payable	(233,780)	(1)	(233,781)
Accrued expenses	(62,617)	14,488	(48,129)
Other current liabilities	(261,311)	(1)	(261,312)
Net cash used in operating activities	(901,136)	—	(901,136)

Cash Flows from Operating Activities:
Proceeds from furniture and equipment	526	—	526
Purchases of injection molds	(14,250)	—	(14,250)
Net cash used in investing activities	(13,724)	—	(13,724)

Cash Flows from Financing Activities:
Proceeds from loans and notes	(2,965)	—	(2,965)
Proceeds from stock subscriptions	220,000	—	220,000
Net cash provided by financing activities	217,035	—	217,035

Effect of exchange rate changes on cash	221,362	—	221,362

Decrease in cash	(476,463)	—	(476,463)
Cash, Beginning of Period	1,128,556	—	1,128,556

Cash, End of Period	$652,093	$—	$652,093

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended
	Previously Reported	Adjustment	Restated 2014

Cash Flows from Operating Activities:
Net loss	$(850,153)	$(195,699)	$(1,045,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,898	—	69,898
Loss on disposal of fixed asset	2,468	—	2,468
Recovery of bad debts	(152,875)	—	(152,875)
Provision for obsolete inventory	25,018	—	25,018
Stock issued for services	91,254	—	91,254
Changes in operating assets and liabilities:
Accounts receivable, net	775,198	—	775,198
Inventories, net	(680,041)	145,029	(535,012)
Prepaid expenses and other current assets	102,914	—	102,914
Other assets	—	26,000	26,000
Accounts payable	(570,238)	24,670	(545,568)
Accrued expenses	(257,994)	—	(257,994)
Other current liabilities	505,923	—	505,923
Net cash used in operating activities	(938,628)	—	(938,628)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(40,975)	—	(40,975)
Net cash used in investing activities	(40,975)	—	(40,975)

Cash Flows from Financing Activities:
Repayments of credit facility	(105,326)	—	(105,326)
Repayment of loans and notes	(1,858)	—	(1,858)
Proceeds from sales of common stock	192,000	—	192,000
Less issuance cost	(10,000)	—	(10,000)
Net cash provided by financing activities	74,816	—	74,816

Effect of exchange rate changes on cash	27,111	—	27,111

Decrease in cash	(877,676)	—	(877,676)
Cash, Beginning of Period	2,872,946	—	2,872,946

Cash, End of Period	$1,995,270	$—	$1,995,270

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6. – INVENTORIES

Significant components of inventory at March 31, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Bulk product and raw materials	$2,416,001	$2,502,402
Work in process	274,790	213,832
Merchandise inventory	1,496,189	1,301,933
Inventory in transit	146,372	231,623
Less: Allowance	(388,345)	(387,258)
	$3,945,007	$3,862,532

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(750,000)	(393,750)
Net distribution rights	---	356,250

DS Mexico customer list	932,000	932,000
Less: Accumulated amortization	(217,274)	(223,162)
Net customer list	714,726	708,838

Goodwill	36,285	36,285
	$751,011	$1,101,373

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 6.13 years.

	2015	2016	2017	2018	Beyond	Total
Asset:
Mexican Customer list	77,625	103,500	103,500	103,500	326,601	714,726
	$77,625	$103,500	$103,500	$103,500	$326,601	$714,726

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 8. – ACCRUED EXPENSES

Accrued expenses at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Advertising and marketing	$—	$35,000
Commissions	315,729	367,063
Director services	1,510	15,000
Facilities	16,480	10,300
Fees / interest	10,500	7,000
Investor relations	301,652	265,024
Production materials	109,320	102,958
Stock awards	50,988	50,000
Personnel	121,321	108,819
Warehouse	41,483	55,948
	$968,983	$1,017,112

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

NOTE 9. – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2015 and December 31, 2014 consist of:

	2015	2014
Customer deposits	$178,371	$141,998
Credit cards	198,815	190,803
Marketing and promotional programs	102,772	227,681
VAT taxes payable	77,795	173,567
Current portion of long-term debt	11,599	11,429
Loan from shareholder	10,000	—
Vendor financing	25,174	25,174
Advance from employee	—	26,360
Promotional gift cards	4,645	—
Payroll taxes	16,139	—
Other current liabilities	200	89,810
	$625,510	$886,822

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

NOTE 12 – EQUITY

Common Stock

During the first quarter of 2015, the Company issued 32,500 shares of common stock to distributors for achieving sales goals valued at $27,000. We also issued 57,000 shares of common stock in aggregate to two investor relations (“IR”) firms for services valued at $43,500 in total. We also issued an aggregate of 36,290 shares of common stock to three employees for services rendered, at a value of $30,000 in total. We also received $220,000 from an investor for a subscription to purchase 440,000 shares, which was accepted on April 1, 2015. (See Note 16).

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

Information about the Company’s geographic operations for both 2015-QTR and 2014-QTR as follows:

	2015	2014
Net Revenue:
North America	$1,098,100	$1,033,997
International	1,599,910	1,650,967
	$2,698,010	$2,684,964

Furniture and Equipment, Net:
North America	$101,649	$119,530
International	49,146	103,128
	$150,795	$222,658

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

–

$47,500 (2015) and $0 (2014) for outsourced COO services.

–

$8,839 (2015) and $6,875 (2014) for the purchase of materials needed for the assembly and manufacture of products for export,

–

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

On October 7, 2016, the company issued an 8-K to inform the investors that previously submitted filings should not be relied upon for investing decisions. The company will be filing amended 10-Q’s for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015. These amended financial statements will include adjustments to the comparable financial statements for 2014. The company became aware of the need to issue amended financial reports on or about September 25th as part of the audit of its financials by its independent auditor, BF Borges CPA PC. The total impact of the adjustments for the nine months ending September 30, 2015 amount to an increased net loss of $1,125,792. The primary adjustments are between periods within 2015 and the company deemed that the adjustments required the filing of adjusted quarterly financial reports.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 20 – SUBSEQUENT EVENTS (Continued)

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

NOTE 20 – SUBSEQUENT EVENTS (Continued)

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

On June 7, 2016 and August 19th, 2016, the company was notified by Nasdaq that the Company did not comply with Nasdaq’s filing requirements set forth in Listing Rule 5250(c)(1) because it had not filed its Forms 10-Q for the periods ended March 31 and June 30, 2016, respectively.

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

NOTE 20 – SUBSEQUENT EVENTS (Continued)

Ms. Elina Yuabov joined the Board of Directors on April 22, 2016

Ms. Estella Ng joined the Board of Directors on May 6, 2016. Her role includes chairing the Audit Committee.

Mr. John Power joined the company on September 12, 2016 as Chief Financial Officer and Chief Administrative Officer.

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

Results of Operations

Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

Revenues, net – Total net revenues increased $13,046 or 0.5%, from $2,684,964 for the three months ended March 31, 2014 to $2,698,010 for the three months ended March 31, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 46% of total sales for the period. In addition, Spectral DNC-N represents approximately 10% of total sales for each period along with Spectral DNC-S V1 and Spectral DNC 5% which represents 6% each of net revenue.

Net revenue from our Mexican subsidiary increased 5.1% in 2015-QTR compared to 2014-QTR, accounting for $664,183 (25%) and $631,975 (23.5%) of consolidated net sales for the three months ended March 31, 2015 and 2014 respectively. The increase in net revenue from our Mexican subsidiary as a result of increased marketing efforts, continues to consistently contribute to the overall increase in net revenue. Sales generated from US operations have increased as well, as a result of no longer delaying sales due to backorders. The issue of backorders has improved dramatically. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. We conduct a significant portion of business with various distributors under exclusive distribution agreements. Revenues from our top ten customers accounted for approximately 70% and 45% of our total revenues during the three months ended March 31, 2015 and March 31, 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $177,332 or 12.7%, from $1,391,547 (2014-QTR) to $1,214,215 (2015-QTR). We continued additional cost cutting efforts during the quarter ending March 31, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies.

Consequently, the gross margin has improved from 48.2% (2014-QTR) to 55.0% (2015-QTR), with US operations accounting for $931,516 or 72% (2014-QTR) and $1,099,581 or 74% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $361,901 or 28% (2014-QTR) and $384,214 or 26% (2015-QTR) of gross margin dollars, offset by the stronger dollar compared to the Mexican peso.

Selling and Marketing Costs – Selling and marketing costs decreased $179,744 or 18.5% from $970,022 (2014-QTR) to $790,278 (2015-QTR). The decrease was due to the following:

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

General and Administrative Costs – General and administrative costs decreased $10,431 or 0.8%, from $1,340,614 (2014-QTR) to $1,330,183 (2015-QTR). The decrease is due to the following:

–

Decreases of:

•

$214,497 for professional fees primarily associated with a reduced need for consultants, specifically receiving common stock compensation, and

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

•

$58,866 for other general and administrative costs, as a result of improved overall efficiencies.

–	Partially offset by increases of: • $158,391 for bad debt, as a result of a one-time reversal during 2014-QTR.

Other Income and Expenses – Other income and expense increased $204,247 from $28,633 expense (2014-QTR) to $232,880 expense (2015-QTR). The increase is due to invoicing a one-time fee of $120,000 for terminating our existing agreement with a major consumer products company so that a new agreement could be structured, which the Company realized no revenue from the terminated agreement, partially offset by a charge for the impairment of an intangible brand rights agreement totaling $337,500.

Liquidity and Capital Resources

We had cash of $652,093 and working capital of $3,232,955 at March 31, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Three Months Ended March 31, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the three months ended March 31, 2015 of $901,136. In addition, changes in operating assets and liabilities used cash of $486,865 as follows:

•	$139,088 provided by a decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$83,561 used by an increase in inventory component levels resulting from implementing a purchasing strategy to continue eliminating backorders and improve customer satisfaction,
•	$233,781 used by a decrease in accounts payable resulting from efforts to reduce outstanding vendor balances and restore normalized vendor relations,
•	$42,129 used by a decrease in accrued expenses as a result of a decrease in certain accrued expenses, and
•	$260,482 provided by net changes in other current assets and liabilities primarily as a result of increased liabilities associated with the expansion of our Mexican operations.

Cash Flows used in Investing Activities

Our investing activities used $13,724 in net cash during the three months ended March 31, 2015. Net cash used is primarily the result of injection mold purchases for production in the US and sales operations in Mexico.

Cash Flows from Financing Activities

Our financing activities contributed $217,035 in net cash during the three months ended March 31, 2015, primarily as a result of the $220,000 contributed for purchase of subscriptions, and use of $2,965 in repayment of loans and notes.

Financial Position

Total Assets – Our total assets decreased $874,599 or 10.6% from $8,281,328 as of December 31, 2014 to $7,406,730 as of March 31, 2015, primarily as a result of the cash used to repay creditors and increase inventory components. The decrease in total assets was also the result of a decrease of $350,362 in intangible assets, an impairment charge of $337,500 on the brand rights agreement for Brazil offset by amortization, as well as a decrease in equipment, net of depreciation, of $18,699 which was partially offset by an increase of $12,250 in other assets.  Current assets decreased by $517,787 the components of which are discussed further below.

Current Assets – The net decrease in current assets of $517,787 was primarily associated with a decrease in cash of $476,463, primarily to support operations. These decreases were partially offset by a $82,474 decrease in inventory levels and a $122,967 increase in accounts receivable. These net changes are primarily driven by changes in sales and other factors more specifically discussed below:

Inventory – Inventory levels increased 2.1% from December 31, 2014 to March 31, 2015, as a result of continued efforts to replenish inventory in key raw material components in anticipation of higher sales in the latter half of 2015. Inventory levels increased as a result of increased number of SKU’s in our portfolio of products. Backlog and back orders have effectively been reduced to zero and perceived sales in the later part of 2015 should use the inventory on hand.

Average inventory represents approximately 89.2% of COGS or over an elevenmonth supply based on the sell through rate achieved for the three months ended March 31, 2015, resulting in an inventory turnover rate of 1.37 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable decreased $122,967, primarily as a result of an improvement in collections during Q1 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses marginally increased and was flat when compared to 2014-QTR.

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

Date: October 14, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

	By:	/s/ John Power
John Power
Chief Financial Officer/
Principal Accounting Officer