Form 10-Q/A
period 2015-06-30
DS HEALTHCARE GROUP, INC.
filed 2016-10-18
CIK 1463959

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

There were 22,556,765 shares of common stock outstanding as of October 14, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(As restated)
ASSETS

Current Assets
Cash	$979,111	$1,128,556
Accounts receivable, net	1,952,839	1,678,411
Inventories, net	3,965,930	3,862,532
Prepaid expenses and other current assets	357,472	278,714
Total Current Assets	7,255,352	6,948,213

Furniture and Equipment, net	131,844	169,495
Intangible Assets, net	730,925	1,101,373
Other Assets	76,706	62,247

TOTAL ASSETS	$8,194,827	$8,281,328

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,434,962	$1,486,758
Accrued expenses	738,098	1,017,112
Obligation to issue common stock	350,000	—
Credit facility	250,000	—
Note Payable	—	350,000
Other current liabilities	886,516	886,822
Total Current Liabilities	3,659,576	3,740,692

Long Term Debt, net of current portion	19,023	24,997

TOTAL LIABILITIES	3,678,599	3,765,689

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized:
0 shares issued and outstanding at
June 30, 2015 and December 31, 2014.	—	—
Common stock, $0.001 par value, 300 million shares authorized:
17,394,712 and 16,202,268 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	17,395	16,202
Additional paid-in-capital	15,901,663	14,839,695
Stock subscription	(300,667)	(2,500)
Accumulated deficit	(11,208,593)	(10,235,944)
Accumulated comprehensive income	144,860	(63,384)
Total Shareholders' Equity	4,554,658	4,554,069
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	4,516,228	4,515,639

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,194,827	$8,281,328

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(As restated)	(As restated)	(As restated)	(As restated)

Net Revenue	$3,304,509	$3,744,434	$6,002,519	$6,429,397

Cost of Goods Sold	1,338,943	1,827,361	2,553,159	3,218,908

Gross Profit	1,965,566	1,917,073	3,449,360	3,210,489

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	358,236	479,778	527,608	840,337
Marketing and promotion	151,652	110,643	392,522	347,757
Other selling and marketing expenses	394,378	646,147	774,414	1,018,496
	904,266	1,236,568	1,694,544	2,206,590
General and administrative
Salary and personnel costs	511,172	557,058	1,023,624	1,141,741
Professional fees and consulting costs	346,102	472,549	723,501	1,064,444
Other general and administrative expenses	271,301	428,929	711,633	592,965
	1,128,575	1,458,536	2,458,758	2,799,150

Total operating costs and expenses	2,032,841	2,695,104	4,153,302	5,005,740

Operating Loss	(67,275)	(778,031)	(703,942)	(1,795,251)

Other Income (Expense)
Interest expense	(24,957)	(22,443)	(40,812)	(49,988)
Impairment of intangible asset	---	—	(337,500)	—
Other	(10,870)	10,036	109,605	8,950

Total other income (expense)	(35,827)	(12,407)	(268,707)	(41,038)

Loss Before Income Taxes	(103,102)	(790,438)	(972,649)	1,836,289)

Income Tax Expense	—	31,527	—	31,527

Net Loss	(103,102)	(821,965)	(972,649)	(1,867,816)

Net Loss Attributable to Non-Controlling Interest	—	(1,833)	—	(6,204)

Net Loss Attributable to Common Shareholders	$(103,102)	$(820,132)	$(972,649)	$(1,861,612)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,043,601	16,085,112	16,652,204	16,007,119
Loss per share	$(0.01)	$(0.05)	$(0.06)	$(0.12)

Other Comprehensive Income:
Foreign currency translation adjustment	(12,390)	(40,439)	208,244	(14,893)
Comprehensive loss	$(115,492)	$(860,571)	$(764,405)	$(1,876,505)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
	(As restated)	(As restated)

Cash Flows from Operating Activities:
Net Loss	$(972,649)	$(1,867,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,354	144,909
Loss on disposal of fixed assets	337,500	2,468
(Recovery) for bad debts	(6,656)	(142,585)
(Recovery) for obsolete inventory	(15,910)	(168,917)
Stock issued for services	136,760	31,520
Changes in operating assets and liabilities:
Accounts receivable, net	(267,772)	274,742
Inventories, net	(87,488)	(498,621)
Prepaid expenses and other current assets	249,242	232,648
Other assets	—	26,000
Accounts payable	(51,796)	(424,929)
Accrued expenses	(198,780)	(44,862)
Other current liabilities	(305)	577,137
Net cash used in operating activities	(794,500)	(1,858,306)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(457)	(50,359)
Purchase of injection molds	(18,459)	—
Proceeds from disposal of fixed asset	(212)	—
Net cash used in investing activities	(19,128)	(50,359)

Cash Flows from Financing Activities:
Repayments of credit facility	—	(353,496)
Proceeds of credit facility	250,000	—
Repayment of loans and notes	(5,974)	(5,630)
Proceeds from sale of stock subscription	220,000	—
Proceeds from sale of common stock	—	192,000
Less issuance cost	—	(10,000)
Net cash provided (used) by financing activities	464,026	(177,126)

Effect of exchange rate changes on cash	200,157	(14,100)

Decrease in Cash	(149,445)	(2,099,891)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$979,111	$773,055

Supplemental Information:
Cash paid for interest	$40,812	$49,988
Supplemental Noncash Investing and Financing Activities
Stock issued to settle debt	$—	$5,000
Conversion of note to common stock pending issuance	$350,000	$—
Common stock issued for prepaid services	$328,000	$—
Common stock issued to settle accrued expenses	$380,902	$—

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

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Polymer Research, Inc. and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the condensed consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC and Wally Group, LLC, an inactive entity, which are accounted for as VIEs. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the restated unaudited consolidated financial statements for the three and six months ended June 30, 2015 and 2014, respectively.  The corrective actions identified errors related to sales and customer returns and allowances, amounts with respect to the recognition of revenues and customer accounts receivable, and the recording of certain stock transactions.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments with the intent to correct the 2014 and 2015 10-Q filings to reflect these errors. However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for calendar years ended 2014 and 2015 along with its independent accountants and believes the restated financial statements for the three and six months ended March 31, 2015 and 2014, respectively, included herein to be fairly presented.

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

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS

On September 28, 2016, during the preparation of the Company’s 10-K for the year ended December 31, 2015, the company identified certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015, and determined these transactions did not reflect the proper matching of revenues and costs. The impact of these transactions on the Company’s financial statements for the year ended December 31, 2014, have been considered and have been disclosed and reported in the notes to the Company’s financial statements as reported in the annual 10-K report for the year ending December 31, 2015.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The results of the quarterly 10-Q filings during the six months ending June 30, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the three months and six months ended June 30, 2015 and 2014, are reflected in the tables below:

Condensed Consolidated Balance Sheets:

	Previously Reported	Adjustment	Restated 2015
ASSETS

Current Assets
Cash	$979,111	$—	$979,111
Accounts receivable, net	2,795,608	(842,769)	1,952,839
Inventories, net	3,955,359	10,571	3,965,930
Prepaid expenses and other current assets	357,472	—	357,472
Total Current Assets	8,087,550	(832,198)	7,255,352

Furniture and equipment, net	168,757	(36,913)	131,844
Intangible assets, net	1,049,675	(318,750)	730,925
Other assets	102,706	(26,000)	76,706

TOTAL ASSETS	$9,408,688	$(1,213,861)	$8,194,827

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,226,283	$208,679	$1,434,962
Accrued expenses	660,110	77,988	738,098
Obligation to issue common stock	350,000	—	350,000
Credit Facility	250,000	—	250,000
Other current liabilities	886,516	—	886,516
Total Current Liabilities	3,372,909	286,667	3,659,576

Long Term Debt, net of current portion	19,023	—	19,023

TOTAL LIABILITIES	3,391,932	286,667	3,678,599

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 17,394,712 and 16,202,268 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	17,395	—	17,395
Additional paid-in-capital	15,901,663	—	15,901,663
Stock subscription	(300,667)	—	(300,667)
Accumulated deficit	(9,708,065)	(1,500,528)	(11,208,593)
Accumulated comprehensive income	144,860	—	144,860
Total Shareholders' Equity	6,055,186	(1,500,528)	4,554,658
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	6,016,756	(1,500,528)	4,516,228

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,408,688	$(1,213,861)	$8,194,827

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Previously Reported	Adjustment	Restated 2014
ASSETS

Current Assets
Cash	$773,055	$—	$773,055
Accounts receivable, net	2,097,171	—	2,097,171
Inventories, net	3,524,537	(154,420)	3,370,117
Prepaid expenses and other current assets	413,963	—	413,963
Total Current Assets	6,808,726	(154,420)	6,654,306

Furniture and equipment, net	205,665	—	205,665
Intangible assets, net	1,249,870	—	1,249,870
Other assets	163,164	(26,000)	137,164

TOTAL ASSETS	$8,427,425	$(180,420)	$8,247,005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,603,722	$202,072	$1,805,794
Accrued expenses	848,185	—	848,185
Credit Facility	228,887	—	228,887
Other current liabilities	863,418	—	863,418
Total Current Liabilities	3,544,212	202,072	3,746,284

Long Term Debt, net of current portion	30,795	—	30,795

TOTAL LIABILITIES	3,575,007	202,072	3,777,079

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 17,394,712 and 16,088,268 shares issued and outstanding at June 30, 2015 and 2014, respectively	16,088	—	16,088
Additional paid-in-capital	14,691,155	—	14,691,155
Stock subscription	(2,500)	—	(2,500)
Accumulated deficit	(9,786,540)	(382,492)	(10,169,032)
Accumulated comprehensive income	(27,355)	—	(27,355)
Total Shareholders' Equity	4,890,848	(382,492)	4,508,356
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	4,852,418	(382,492)	4,469,926

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,427,425	$(180,420)	$8,247,005

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$3,659,548	$(355,039)	$3,304,509

Cost of Good sold	1,595,181	(256,238)	1,338,943

Gross Profit	2,064,367	(98,801)	1,965,566

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	358,236	—	358,236
Marketing and promotion	151,652	—	151,652
Other selling and marketing expenses	380,878	13,500	394,378
	890,766	13,500	904,266

General and administrative
Salary and personnel costs	511,172	—	511,172
Professional fees and consulting costs	346,102	—	346,102
Other general and administrative expenses	290,051	(18,750)	271,301
	1,147,325	(18,750)	1,128,575

Total operating costs and expenses	2,038,091	(5,250)	2,032,841

Operating Loss	26,276	(93,551)	(67,275)

Other Income (Expense)
Interest expense	(24,957)	—	(24,957)
Other	(10,870)	—	(10,870)

Total other income (expense)	(35,827)	—	(35,827)

Net Loss	(9,551)	(93,551)	(103,102)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(9,551)	$(93,551)	$(103,102)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,043,601	—	17,043,601
Net Loss per share	$(0.00)	$(0.04)	$(0.01)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(12,390)	$—	$(12,390)
Comprehensive loss	$(21,941)	$(93,551)	$(115,492)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$6,463,468	$(460,949)	$6,002,519

Cost of Good sold	2,733,941	(180,782)	2,553,159

Gross Profit	3,729,527	(280,167)	3,449,360

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	527,608	—	527,608
Marketing and promotion	392,522	—	392,522
Other selling and marketing expenses	747,414	27,000	774,414
	1,667,544	27,000	1,694,544

General and administrative
Salary and personnel costs	1,023,624	—	1,023,624
Professional fees and consulting costs	722,513	988	723,501
Other general and administrative expenses	479,329	232,304	711,633
	2,225,466	233,292	2,458,758

Total operating costs and expenses	3,893,010	260,292	4,153,302

Operating Loss	(163,483)	(540,459)	(703,942)

Other Income (Expense)
Interest expense	(40,812)	—	(40,812)
Impairment of intangible asset	—	(337,500)	(337,500)
Other	109,605	—	109,605

Total other income (expense)	68,793	(337,500)	(268,707)

Net Loss	(94,690)	(877,959)	(972,649)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(94,690)	$(877,959)	$(972,649)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,652,204	—	16,652,204
Net Loss per share	$(0.01)	$(0.04)	$(0.06)

Other Comprehensive Loss:
Foreign currency translation adjustment	$208,244	$—	$208,244
Comprehensive loss	$113,554	$(877,959)	$(764,405)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	Previously Reported	Adjustment	Restated 2014
Net Revenue	$3,744,434	$—	$3,744,434

Cost of Good sold	1,802,898	24,463	1,827,361

Gross Profit	1,941,536	(24,463)	1,917,073

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	479,778	—	479,778
Marketing and promotion	110,643	—	110,643
Other selling and marketing expenses	603,817	42,330	646,147
	1,194,238	42,330	1,236,568

General and administrative
Salary and personnel costs	557,058	—	557,058
Professional fees and consulting costs	472,549	—	472,549
Other general and administrative expenses	308,929	120,000	428,929
	1,338,536	120,000	1,458,536

Total operating costs and expenses	2,532,774	162,330	2,695,104

Operating Loss	(591,238)	(186,793)	(778,031)

Other Income (Expense)
Interest expense	(22,443)	—	(22,443)
Other	10,036	—	10,036

Total other income (expense)	(12,407)	—	(12,407)

Net Loss before income taxes	(603,645)	(186,793)	(790,438)

Income Tax (Benefit) Expense	31,527	—	31,527

Net Loss	(635,172)	(186,793)	(821,965)

Net Loss Attributable to Non-Controlling Interest	(1,833)	—	(1,833)

Net Loss Attributable to Common Shareholders	$(633,339)	$(186,793)	$(820,132)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,085,112		16,085,112
Net Loss per share	$(0.04)	$(0.01)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(40,439)	$—	$(40,439)
Comprehensive loss	$(673,778)	$(186,793)	$(860,571)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	Previously Reported	Adjustment	Restated 2014
Net Revenue	$6,429,397	$—	$6,429,397

Cost of Good sold	3,005,416	213,492	3,218,908

Gross Profit	3,423,981	(213,492)	3,210,489

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	840,337	—	840,337
Marketing and promotion	347,757	—	347,757
Other selling and marketing expenses	976,166	42,330	1,018,496
	2,164,260	42,330	2,206,590

General and administrative
Salary and personnel costs	1,141,741	—	1,141,741
Professional fees and consulting costs	1,057,774	6,670	1,064,444
Other general and administrative expenses	472,965	120,000	592,965
	2,672,480	126,670	2,799,150

Total operating costs and expenses	4,836,740	169,000	5,005,740

Operating Loss	(1,412,759)	(382,492)	(1,795,251)

Other Income (Expense)
Interest expense	(49,988)	—	(49,988)
Impairment of intangible asset	—	—	—
Other	8,950	—	8,950

Total other income (expense)	(41,038)	—	(41,038)

Net Loss before income taxes	(1,453,797)	(382,492)	(1,836,289)

Income Tax (Benefit) Expense	31,527		31,527

Net Loss	(1,485,324)	(382,492)	(1,867,816)

Net Loss Attributable to Non-Controlling Interest	(6,204)	—	(6,204)

Net Loss Attributable to Common Shareholders	$(1,479,120)	$(382,492)	$(1,861,612)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,007,119	—	16,007,119
Net Loss per share	$(0.09)	$(0.03)	$(0.12)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(14,893)	$—	$(14,893)
Comprehensive loss	$(1,494,013)	$(382,492)	$(1,876,505)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended
	Previously Reported	Adjustment	Restated 2015

Cash Flows from Operating Activities:
Net loss	$(94,690)	$(877,959)	$(972,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,104	(18,750)	83,354
Impairment of intangible asset	—	337,500	337,500
Provision (Recovery) of bad debts	(6,656)	—	(6,656)
Provision for obsolete inventory	(15,910)	—	(15,910)
Stock issued for services	136,760	—	136,760
Changes in operating assets and liabilities:
Accounts receivable, net	(979,774)	712,002	(267,772)
Inventories, net	45,079	(132,567)	(87,488)
Prepaid expenses and other current assets	(51,425)	300,667	249,242
Accounts payable	(3,583)	(1)	(51,796)
Accrued expenses	73,900	(272,680)	(198,780)
Other current liabilities	(305)	—	(305)
Net cash used in operating activities	(794,500)	48,212	(794,500)

Cash Flows from Operating Activities:
Proceeds from furniture and equipment	(457)	—	(457)
Proceeds from disposal of assets	(212)	—	(212)
Purchases of injection molds	(18,459)	—	(18,459)
Net cash used in investing activities	(19,128)	—	(19,128)

Cash Flows from Financing Activities:
Proceeds from credit facility	250,000		250,000
Proceeds from loans and notes	(5,974)	—	(5,974)
Proceeds from stock subscriptions	220,000	—	220,000
Net cash provided by financing activities	464,026	—	464,026

Effect of exchange rate changes on cash	200,157	—	200,157

Decrease in cash	(149,445)	—	(149,445)
Cash, Beginning of Period	1,128,556	—	1,128,556

Cash, End of Period	$979,111	$—	$979,111

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended
	Previously Reported	Adjustment	Restated 2014

Cash Flows from Operating Activities:
Net loss	$(1,485,324)	$(382,492)	$(1,867,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,909	—	144,909
Loss on disposal of fixed asset	2,468	—	2,468
Recovery of bad debts	(142,585)	—	(142,585)
Recovery for obsolete inventory	(168,917)	—	(168,917)
Stock issued for services	31,520	—	31,520
Changes in operating assets and liabilities:
Accounts receivable, net	274,742	—	274,742
Inventories, net	(653,041)	154,420	(498,621)
Prepaid expenses and other current assets	232,648	—	232,648
Other assets	—	26,000	26,000
Accounts payable	(627,001)	202,072	(424,929)
Accrued expenses	(44,862)	—	(44,862)
Other current liabilities	577,137	—	577,137
Net cash used in operating activities	(1,858,306)	—	(1,858,306)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(50,359)	—	(50,359)
Net cash used in investing activities	(50,359)	—	(50,359)

Cash Flows from Financing Activities:
Repayments of credit facility	(353,496)	—	(353,496)
Repayment of loans and notes	(5,630)	—	(5,630)
Proceeds from sales of common stock	192,000	—	192,000
Less issuance cost	(10,000)	—	(10,000)
Net cash provided by financing activities	(177,126)	—	(177,126)

Effect of exchange rate changes on cash	(14,100)	—	(14,100)

Decrease in cash	(2,099,891)	—	(2,099,891)
Cash, Beginning of Period	2,872,946	—	2,872,946

Cash, End of Period	$773,055	$—	$773,055

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. – INVENTORIES

Significant components of inventory at June 30, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Inventory in transit	$132,181	$231,623
Bulk product and raw materials	2,340,809	2,502,402
Work in process	418,265	213,832
Merchandise inventory	1,446,023	1,301,933
Less: Allowance	(371,348)	(387,258)
	$3,965,930	$3,862,532

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2015 and December 31, 2014 consist of:

	2015	2014
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization & impairment	(750,000)	(393,750)
Net distribution rights	—	356,250

Mexican customer list	932,000	932,000
Less: Accumulated amortization	(237,360)	(223,162)
Net customer list	694,640	708,838

Goodwill	36,285	36,285
	$730,925	$1,101,373

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.94 years.

Asset:	2015	2016	2017	2018	2019	Total
Mexican customer list	$51,750	$103,500	$103,500	$103,500	$332,390	$694,640
	$51,750	$103,500	$103,500	$103,500	$332,390	$694,640

NOTE 8. – ACCRUED EXPENSES

Accrued expenses at June 30, 2015 and December 31, 2014 consist of:

	2015	2014

Accounting	$10,000	$—
Advertising	—	35,000
Commission	270,644	367,063
Director Services	1,510	15,000
Facilities	22,660	10,300
Fees/Interest	33,833	7,000
Investor Relations	78,750	265,024
Materials	120,412	102,958
Stock awards	50,988	50,000
Personnel	81,293	108,819
Employee benefits	27,000	—
Warehouse	41,008	55,948

	$738,098	$1,017,112

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – OBLIGATION TO ISSUE COMMON STOCK

The Company was a party to a note for $350,000 which was due on May 28, 2015. On June 1, 2015 the parties agreed to convert the note plus accrued interest to 199,202 common shares. Accordingly, the Company has recorded an obligation to issue shares as a liability at June 30, 2015. The accrued interest is not material to the financial statements and has been omitted.

NOTE 10. – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2015 and December 31, 2014 consist of:

	2015	2014

Customer deposits	$189,170	$141,998

Credit cards	331,921	190,803

Marketing and promotional programs	111,000	227,681

VAT Taxes payable - Mexico	112,363	173,567

Current portion of long term debt	11,773	11,429

Vendor Note	25,174	25,174

Advance from Officer	4,000	26,360

Other operating liabilities	88,038	89,810

Payroll taxes	13,077	—

	$886,516	$886,822

NOTE 11. – DEBT FINANCING

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

NOTE 13. – EQUITY

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

NOTE 15. – SIGNIFICANT VENDORS

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

Information about the Company’s geographic operations for both 2015-YTD and 2014-YTD as follows:

	2015	2014

Net Revenue:
North America	$2,221,799	$2,629,177
International	3,780,720	3,800,220

	$6,002,519	$6,429,397

Furniture and Equipment, net:
North America	$90,423	$109,664
International	41,421	96,001

	$131,844	$205,665

NOTE 17. – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2015 and 2014, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

the Company expensed $51,617 (2015) and $51,617 (2014) as compensation to the father of our Chief Executive Officer for consulting on various projects,

•

the Company expensed $27,036 (2015) and $0 (2014) as compensation to the sister of our Chief Executive Officer as a brand manager for various customers,

•

the Company had receivables from a consultant, that potentially may be in violation of the Sarbanes Oxley Act of 2002 (see the Company’s annual 10-K report for the year ended December 31, 2015) of $58,732 (2015) and $2,700 (2014) and payables of $0 (2015) and $0 (2014), and paid $95,000 (2015) and $0 (2014) for outsourced COO services to the consultant who is also a shareholder and employee.  In addition, the Company had the following transactions with entities controlled by the consultant:

–

 the Company expensed $42,475 (2015) and $16,500 (2014) for materials needed for the assembly and manufacture of products for export,

–

the Company expensed $43,700 (2015) and $142,814 (2014) in cash and stock for IR related expenses and services.

–

the Company received $64,003 (2015) and $61,302 (2014) for finished product purchased and resold.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 18. – SUBSEQUENT EVENTS

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

(Unaudited)

NOTE 18. – SUBSEQUENT EVENTS (Continued)

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

(Unaudited)

NOTE 18. – SUBSEQUENT EVENTS (Continued)

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

(Unaudited)

NOTE 18. – SUBSEQUENT EVENTS (Continued)

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

Revenue Recognition – The Company recognizes revenue when all of the following five criteria are met:

• •	persuasive evidence of a sales arrangement exists, shipping terms are FOB shipping point,
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	collectability is probable.

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

Results of Operations

Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

Revenues, net – Total net revenue decreased $439,925 or 11.7%, from $3,744,434 for the three months ended June 30, 2014 to $3,304,509 for the three months ended June 30, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 39% of total sales for the period. In addition, Spectral DNC-N represents approximately 9% of total sales for each period along with Polaris NR09 and Spectral DNC-S V2 which represents 6% and 4% of net revenue, respectively.

Net revenue from our Mexican subsidiary decreased 5.9% in 2015-QTR compared to 2014-QTR, accounting for $914,583 (28%) and $972,202 (26%) of consolidated net sales for the three months ended June 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary decreased as a result of currency instability resulting in higher consumer prices. Sales generated from US operations had a slight decrease as well, as a result of the timing and receipt of customer orders. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 47% and 52% of our total revenues during the three months ended June 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $488,418 or 26.7%, from $1,827,361 (2014-QTR) to $1,338,943 (2015-QTR). As in the prior quarter, we continued cost cutting efforts during the quarter ending June 30, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies.

Consequently, the gross margin has improved from 51.2% (2014-QTR) to 59.5% (2015-QTR), with US operations accounting for $1,347,419 or 70% (2014-QTR) and $1,452,883 or 74% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $569,654 or 30% (2014-QTR) and $512,683 or 26% (2015-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $332,302 or 26.9% from $1,236,568 (2014-QTR) to $904,266 (2015-QTR). The decrease was due to the following:

–	Decreases of:

•	$121,542 for consulting and commissions, as a result of decreased sales incentives and improved efficiencies in the sales force, and

•

$236,701 for freight and shipping, as a result of concentrating shipments into fewer freight forwarders to achieve volume discounts and to reduce expedited shipments as a result of improved production planning.

–	Partially offset by increases of:

•	$25,941 for other sales and marketing costs, which is considered nominal.

General and Administrative Costs – General and administrative costs decreased $329,961 or 22.6%, from $1,458,536 (2014-QTR) to $1,128,575 (2015-QTR). The decrease is due to the following:

–

Decreases of:

•

$126,447 for professional fees primarily associated with a reduced need for consultants,

•

$64,636 for personnel costs, as a result of reductions in redundancies and overall staff needs,

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

Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

Revenues, net – Total net revenues decreased $426,878 or 6.6%, from $6,429,397 for the six months ended June 30, 2014 to $6,002,519 for the six months ended June 30, 2015. Our product revenues represent primarily sales of Revita and Revita Cor, which individually exceeded 10% of total sales and collectively represented approximately 39% of total sales for the period. In addition, Spectral DNC-N represents approximately 9% of total sales for each period along with Polaris NR09 and Spectral DNC-S V2 which represents 6% and 4% of net revenue, respectively.

Net revenue from our Mexican subsidiary decreased 1.6% in 2015-YTD compared to 2014-YTD, accounting for $1,578,766 (24%) and $1,604,178 (26%) of consolidated net sales for the six months ended June 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary decreased as a result of currency instability resulting in higher consumer prices. Sales generated from US operations had a decrease as well, as a result of the timing and receipt of customer orders. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 48% and 47% of our total revenues during the six months ended June 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $665,749 or 9%, from $3,218,908 (2014-YTD) to $2,553,159 (2015-YTD). We continued our cost cutting efforts during the period ending June 30, 2015 that included improved sales mix, reformulations, and improved manufacturing efficiencies, but the we will need to continue them for the duration of 2015.

Consequently, the gross margin has increased from 49.9% (2014-YTD) to 57.5% (2015-YTD), with US operations accounting for $2,278,934 or 71% (2014-YTD) and $2,552,463 or 74% (2015-YTD) of the gross margin dollars and with DS Mexico accounting for $931,555 or 29% (2014-YTD) and $896,897 or 26% (2015-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $512,046 or 23% from $2,206,590 (2014-YTD) to $1,694,544 (2015-YTD). The decrease was due to the following:

–	Decreases of:

•	$312,729 for consulting and commissions, as a result of decreased sales incentives and improved efficiencies in the sales force, and

•

$230,120 for freight and shipping, as a result of concentrating shipments into fewer freight forwarders to achieve volume discounts and to reduce expedited shipments as a result of improved production planning.

–	Partially offset by increases of:

•	$44,715 for marketing and promotional costs associated with the efforts of creating brand awareness and recognition for our products.

General and Administrative Costs – General and administrative costs decreased $340,392 or 12.2%from $2,799,150 (2014-YTD) to $2,458,758 (2015-YTD). The decrease is due to the following:

–

Decreases of:

•

$340,943 for professional fees primarily associated with a reduced need for consultants,

•

$118,117 for personnel costs, as a result of reductions in redundancies and overall staff needs,

•

$79,851 for depreciation and amortization primarily associated with reduced amortization as a result of fully amortizing the Pure Guild brand and other intangibles associated with our Mexico operations during 2014,

•

$48,998 for bank charges as a result of improved internal policies within A/P for wire and bank analysis costs, as well as overall fees for transactions,

•

$14,197 for other general and administrative costs, as a result of improved overall efficiencies which is considered nominal, and

•

$84,297 for licenses and permits, primarily as a result of a decrease in product registration.

–	Partially offset by increases of: • $372,678 for bad debt, as a result of reversal of a one- time charge during 2014-QTR.

Other Income and Expenses – Other income and expense increased $227,669 or 554.8%, from $41,038 expense (2014-YTD) to $268,707 income (2015-YTD). The increase is due to invoicing a one-time fee of $120,000 for terminating our existing agreement with a major consumer products company so that a new agreement could be structured, which the Company realized no revenue other than revenue from the terminated agreement. This was offset by a charge foe the impairment of an intangible asset totaling $337,500.

Liquidity and Capital Resources

We had cash of $979,111 and working capital of $3,595,776 at June 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Six Months Ended June 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the six months ended June 30, 2015 of $794,500. Our net loss, when adjusted by various items aggregating $216,298 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, was $437,600. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $356,900 as follows:

•	$267,772 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$87,488 used by an increase in inventory component levels which is not considered significant,
•	$51,796 used by a decrease in accounts payable which is not considered significant,
•	$198,780 used by a decrease in accrued expenses as a result of commissions and compensation commitments, and
•	$248,936 provided by net changes in other current assets and liabilities primarily as a result of increased other assets associated with the expansion of our Mexican operations.

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

Financial Position

Total Assets – Our total assets decreased $86,501 or 1.0% from $8,281,328 as of December 31, 2014 to $8,194,827 as of June 30, 2015, primarily as a result of the cash used to repay creditors and increase inventory components. The decrease in total assets was also the result of a decrease of $370,448 in intangible assets, due to amortization and the charge for an impaired brand rights agreement, as well as a decrease in equipment, net of depreciation, of $37,649 which was partially offset by an increase of $14,459 in other assets. There was a net increase in current assets of $307,139 the components of which are discussed further below.

Current Assets – The net increase in current assets of $307,139 was primarily associated with an increase in accounts receivable of $274,428 as a result of the timing of customer orders and an increase in prepaid expenses of $78,758. These net changes are primarily driven by changes discussed below:

Inventory – Inventory levels increased 2.7% from December 31, 2014 to June 30, 2015, as a result of continued efforts to replenish inventory in key raw material components in anticipation of higher sales in the latter half of 2015. Inventory levels increased as a result of increased number of SKU’s in our portfolio of products. Backlog and back orders have effectively been reduced to zero and perceived sales in the later part of 2015 should use the inventory on hand.

Average inventory represents approximately 72.6% of COGS or over an eleven month supply based on the sell through rate achieved for the six months ended June 30, 2015, resulting in an inventory turnover rate of 1.38 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable increased $274,428, primarily as a result of improved collection efforts with our international customers during Q2 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

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

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 in shares were to be payable in shares of the Company's common stock at fiscal year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014 and 2015. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company. The Company’s Audit Committee has agreed with the findings. On September 29, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016. See "Controls and Procedures" and "Executive Compensation" below.

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

Date: October 17, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

	By:	/s/ John Power
John Power
Chief Financial Officer/
Principal Accounting Officer