Form 10-Q/A
period 2015-09-30
DS HEALTHCARE GROUP, INC.
filed 2016-10-19
CIK 1463959

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

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(As restated)	(As restated)
ASSETS

Current Assets
Cash	$1,375,290	$1,128,556
Accounts receivable, net	1,812,706	1,678,411
Inventories, net	4,056,664	3,862,532
Prepaid expenses and other current assets	266,052	278,714
Total Current Assets	7,510,712	6,948,213

Furniture and Equipment, net	113,638	169,495
Intangible Assets, net	724,748	1,101,373
Other Assets	75,066	62,247

TOTAL ASSETS	$8,424,164	$8,281,328

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,217,429	$1,486,758
Accrued expenses	798,091	1,017,112
Note payable	437,560	350,000
Other current liabilities	863,385	886,822
Total Current Liabilities	3,316,465	3,740,692

Long Term Debt, net of current portion	15,969	24,997

TOTAL LIABILITIES	3,332,434	3,765,689

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
	—	—
Common stock, $0.001 par value, 300 million shares authorized: 19,178,985 and 16,202,268 shares issued and outstanding at September 30, 2015 and December 31, 2014	19,179	16,202
Additional paid-in-capital	20,979,880	14,839,695
Stock subscription	(3,947,333)	(2,500)
Accumulated deficit	(12,028,028)	(10,235,944)
Accumulated comprehensive income	106,462	(63,384)
Total Shareholders' Equity	5,130,160	4,554,069
Non-Controlling Interest	(38,430)	(38,430)

Total Shareholders' Equity	5,091,730	4,515,639

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$8,424,164	$8,281,328

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(As restated)	(As restated)	(As restated)	(As restated)

Net Revenue	$3,119,530	$3,200,716	$9,122,049	$9,630,103

Cost of Goods Sold	1,110,989	782,745	3,664,147	4,001,644

Gross Profit	2,008,541	2,417,971	5,457,902	5,628,459

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	652,819	320,594	1,180,427	1,160,930
Marketing and promotion	365,924	250,111	758,446	597,869
Other selling and marketing expenses	404,758	348,705	1,179,172	1,367,201
	1,423,501	919,410	3,118,045	3,126,000
General and administrative
Salary and personnel costs	682,347	610,998	1,705,971	1,752,738
Professional fees and consulting costs	318,725	592,444	1,042,226	1,656,889
Other general and administrative expenses	370,239	508,982	1,081,872	1,101,947
	1,371,311	1,712,424	3,830,069	4,511,574

Total operating costs and expenses	2,794,812	2,631,834	6,948,114	7,637,574

Operating Loss	(786,271)	(213,863)	(1,490,212)	(2,009,115)

Other Income (Expense)
Interest expense	(42,280)	(8,888)	(83,092)	(58,876)
Impairment of intangible asset			(337,500)	-
Other	9,115	57,766	118,720	66,715

Total other (expense) income	(33,165)	48,878	(301,872)	7,839

Loss Before Income Taxes	(819,436)	(164,985)	(1,792,084)	(2,001,276)

Income Tax (Benefit) Expense	—	(13,332)	—	18,194

Net Loss	(819,436)	(151,653)	(1,792,084)	(2,019,470)

Net Loss Attributable to Non-Controlling Interest	—	—	—	(6,204)

Net Loss Attributable to Common Shareholders	$(819,436)	$(151,653)	$(1,792,084)	$(2,013,266)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,944,353	16,091,202	17,101,253	16,035,509
Loss per share	$(0.05)	$(0.01)	$(0.10)	$(0.13)

Other Comprehensive Income:
Foreign currency translation adjustment	(38,398)	20,567	(38,398)	(35,459)
Comprehensive loss	$(857,834)	$(131,086)	$(1,830,482)	$(2,048,725)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
	(As restated)	(As restated)
Cash Flows from Operating Activities:
Net Loss	$(1,792,084)	$(2,019,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,181	217,426
Impairment of intangible asset	337,500	—
Loss on disposal of fixed assets	—	7,305
Provision (Recovery) of bad debts	120,254	(60,303)
(Recovery)Provision for obsolete inventory	9,970	(214,775)
Amortization of stock subscription related to stock issued for prepaid services	147,167	—
Amortization of stock-based compensation related to issued warrants	102,225	—
Stock issued for services	367,589	117,173
Non-cash interest expense	13,609	—
Changes in operating assets and liabilities:
Accounts receivable, net	(254,548)	487,321
Inventories, net	(204,102)	(564,233)
Prepaid expenses and other current assets	12,662	322,405
Other assets	(12,819)	26,000
Accounts payable	(269,329)	(759,703)
Accrued expenses	240,779	176,452
Other current liabilities	(23,437)	460,977
Net cash used in operating activities	(1,048,383)	(1,803,425)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(2,555)	(126,506)
Security deposits	—	(12,141)
Net cash used in investing activities	(2,555)	(138,647)

Cash Flows from Financing Activities:
Proceeds from loans and notes	450,000	—
Repayment of loans and notes	(9,028)	(8,507)
Repayments of credit facility	—	(582,383)
Proceeds from sale of common stock	720,000	192,000
Less issuance cost	—	(10,000)
Proceeds from exercise of warrants	25,500	—
Net cash provided by (used in) financing activities	1,186,472	(408,890)

Effect of exchange rate changes on cash	111,200	(28,037)

Increase (Decrease) in Cash	246,734	(2,378,999)
Cash, Beginning of Period	1,128,556	2,872,946

Cash, End of Period	$1,375,290	$493,947

Supplemental Information:
Cash paid for interest	$83,092	$49,988

Supplemental Non-cash Investing and Financing Activities
Stock issued to settle debt	$—	$5,000
Conversion of note and accrued interest to common stock	$387,100	$—
Warrants issued in connection with notes	$26,049	$—
Sale of common stock pending proceeds, recorded as stock subscription	$1,496,500	$—
Common stock issued for prepaid services	$2,595,500	$—
Warrants issued for stock-based compensation	$2,746,200	$—
Common stock issued to settle accrued expenses	$422,700	$—

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company continued its review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the restated unaudited consolidated financial statements for the three and nine months ended September 30, 2015 and 2014, respectively. The corrective actions identified errors related to sales and customer returns and allowances, amounts with respect to the recognition of revenues and customer accounts receivable, and the recording of certain stock transactions.

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments with the intent to correct the 2014 and 2015 10-Q filings to reflect these errors.  However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for calendar years ended 2014 and 2015 along with its independent accountants and believes the restated financial statements for the three and nine months ended September 30, 2015 and 2014, respectively, included herein to be fairly presented.

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

Significant estimates and assumptions underlying these condensed consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our intangible assets,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product, and
•	Estimates made in our deferred income tax calculations, for which there is a full valuation allowance.

Revenue Recognition

The Company recognizes revenue when all of the following four criteria are met:

• •	persuasive evidence of a sales arrangement exists, shipping terms are FOB shipping point
•	delivery has occurred,
•	the sales price is fixed or determinable and
•	Collectability is probable.

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

NOTE 3. – LIQUIDITY and GOING CONCERN

The Company has sustained operational losses since its inception, however commencing in Q3 2014 it began to take steps to achieve profitability in the future. Such steps included increasing gross profit through price increases in Q2 2014, improved operational efficiencies and through formula changes to reduce cost without reducing efficacy. The Company also decreased overall G&A expenses by implementing cost controls over the last two quarters. At September 30, 2015, the Company had an accumulated deficit of $12,028,028 compared to $10,235,944 at December 31, 2014. The Company cannot predict how long it will continue to incur further losses or whether it will ever achieve profitability as this is dependent upon the continued reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The results of the 10-Q filings during the nine months ending September 30, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the three months and nine months ended September 30, 2015 and 2014, are reflected in the tables below:

Condensed Consolidated Balance Sheets:

	Previously Reported	Adjustment	Restated 2015
ASSETS

Current Assets
Cash	$1,375,290	$—	$1,375,290
Accounts receivable, net	3,173,576	(1,360,870)	1,812,706
Inventories, net	4,043,598	13,066	4,056,664
Prepaid expenses and other current assets	266,052	—	266,052
Total Current Assets	8,858,516	(1,347,804)	7,510,712

Furniture and equipment, net	150,551	(36,913)	113,638
Intangible assets, net	1,024,748	(300,000)	724,748
Other assets	101,066	(26,000)	75,066

TOTAL ASSETS	$10,134,881	$(1,710,717)	$8,424,164

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,171,798	$45,631	$1,217,429
Accrued expenses	722,603	75,488	798,091
Note payable	437,560	—	437,560
Other current liabilities	863,385	—	863,385
Total Current Liabilities	3,195,346	121,119	3,316,465

Long Term Debt, net of current portion	15,969	—	15,969

TOTAL LIABILITIES	3,211,315	121,119	3,332,434

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 19,178,985shares issued and outstanding at September 30, 2015	19,179	—	19,179
Additional paid-in-capital	21,063,355	(83,475)	20,979,880
Stock subscription	(3,947,333)	—	(3,947,333)
Accumulated deficit	(10,279,667)	(1,748,361)	(12,028,028)
Accumulated comprehensive income	106,462	—	106,462
Total Shareholders' Equity	6,961,996	(1,831,836)	5,130,160
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	6,923,566	(1,831,836)	5,091,730

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,134,881	$(1,710,717)	$8,424,164

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Previously Reported	Adjustment	Restated 2014
ASSETS

Current Assets
Cash	$493,947	$—	$493,947
Accounts receivable, net	1,923,329	(121,018)	1,802,311
Inventories, net	3,605,081	(123,494)	3,481,587
Prepaid expenses and other current assets	276,367	—	276,367
Total Current Assets	6,298,724	(244,512)	6,054,212

Furniture and equipment, net	245,694	—	245,694
Intangible assets, net	1,202,006	—	1,202,006
Other assets	136,485	(26,000)	110,485

TOTAL ASSETS	$7,882,909	$(270,512)	$7,612,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,261,883	$209,137	$1,471,020
Accrued expenses	982,841	—	982,841
Credit Facility	—	—	—
Other current liabilities	747,259	—	747,259
Total Current Liabilities	2,991,983	209,137	3,201,120

Long Term Debt, net of current portion	27,918	—	27,918

TOTAL LIABILITIES	3,019,901	209,137	3,229,038

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Common stock, $0.001 par value, 300 million shares authorized: 17,394,712 and 16,088,268 shares issued and outstanding at September 30, 2015 and 2014, respectively	16,142	—	16,142
Additional paid-in-capital	14,776,754	—	14,776,754
Stock subscription	(2,500)	—	(2,500)
Accumulated deficit	(9,841,037)	(479,649)	(10,320,686)
Accumulated comprehensive income	(47,921)	—	(47,921)
Total Shareholders' Equity	4,901,438	(479,649)	4,421,789
Non-Controlling Interest	(38,430)	—	(38,430)
Total Shareholders' Equity	4,863,008	(479,649)	4,383,359

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,882,909	$(270,512)	$7,612,397

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$3,637,629	$(518,099)	$3,119,530

Cost of Good sold	1,216,386	(105,397)	1,110,989

Gross Profit	2,421,243	(412,702)	2,008,541

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	736,294	(83,475)	652,819
Marketing and promotion	365,924	—	365,924
Other selling and marketing expenses	461,402	(56,644)	404,758
	1,563,620	(140,119)	1,423,501

General and administrative
Salary and personnel costs	682,347	—	682,347
Professional fees and consulting costs	324,725	(6,000)	318,725
Other general and administrative expenses	388,988	(18,749)	370,239
	1,396,060	(24,749)	1,371,311

Total operating costs and expenses	2,959,680	(164,868)	2,794,812

Operating Loss	(538,437)	(247,834)	(786,271)

Other Income (Expense)
Interest expense	(42,280)	—	(42,280)
Other	9,115	—	9,115

Total other income (expense)	(33,165)	—	(33,165)

Net Loss	(571,602)	(247,834)	(819,436)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(571,602)	$(247,834)	$(819,436)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,944,353	—	17,944,353
Net Loss per share	$(0.03)	$(0.01)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(38,398)	$—	$(38,398)
Comprehensive loss	$(610,000)	$(247,834)	$(857,834)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$10,101,097	$(979,048)	$9,122,049

Cost of Good sold	3,950,327	(286,180)	3,664,147

Gross Profit	6,150,770	(692,868)	5,457,902

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,263,902	(83,475)	1,180,427
Marketing and promotion	758,446	—	758,446
Other selling and marketing expenses	1,208,816	(29,644)	1,179,172
	3,231,164	(113,119)	3,118,045

General and administrative
Salary and personnel costs	1,705,971	—	1,705,971
Professional fees and consulting costs	1,047,238	(5,012)	1,042,226
Other general and administrative expenses	868,317	213,555	1,081,872
	3,621,526	208,543	3,830,069

Total operating costs and expenses	6,852,690	95,424	6,948,114

Operating Loss	(701,920)	(788,292)	(1,490,212)

Other Income (Expense)
Interest expense	(83,092)	—	(83,092)
Impairment of intangible asset	—	(337,500)	(337,500)
Other	118,720	—	118,720

Total other income (expense)	35,628	(337,500)	(301,872)

Net Loss	(666,292)	(1,125,792)	(1,792,084)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(666,292)	$(1,125,792)	$(1,792,084)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,101,253	—	17,101,253
Net Loss per share	$(0.04)	$(0.04)	$(0.10)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(38,398)	$—	$(38,398)
Comprehensive loss	$(704,690)	$(1,125,792)	$(1,830,482)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	Previously Reported	Adjustment	Restated 2014
Net Revenue	$3,278,117	$(77,401)	$3,200,716

Cost of Good sold	813,671	(30,926)	782,745

Gross Profit	2,464,446	(46,475)	2,417,971

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	320,594	—	320,594
Marketing and promotion	223,910	26,201	250,111
Other selling and marketing expenses	367,841	(19,136)	348,705
	912,345	7,065	919,410

General and administrative
Salary and personnel costs	610,998	—	610,998
Professional fees and consulting costs	592,444	—	592,444
Other general and administrative expenses	465,365	43,617	508,982
	1,668,807	43,617	1,712,424

Total operating costs and expenses	2,581,152	50,682	2,631,834

Operating Loss	(116,706)	(97,157)	(213,863)

Other Income (Expense)
Interest expense	(8,888)	—	(8,888)
Other	57,766	—	57,766

Total other income (expense)	48,878	—	48,878

Net Loss before income taxes	(67,828)	(97,157)	(164,985)

Income Tax (Benefit) Expense	(13,332)		(13,332)

Net Loss	(54,496)	(97,157)	(151,653)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(54,496)	$(97,157)	$(151,653)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,091,202		16,091,202
Net Loss per share	$(0.00)	$(0.01)	$(0.01)

Other Comprehensive Loss:
Foreign currency translation adjustment	$20,567	$—	$20,567
Comprehensive loss	$(33,929)	$(97,157)	$(131,086)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	Previously Reported	Adjustment	Restated 2014
Net Revenue	$9,707,504	$(77,401)	$9,630,103

Cost of Good sold	3,819,078	182,566	4,001,644

Gross Profit	5,888,426	(259,967)	5,628,459

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,160,930	—	1,160,930
Marketing and promotion	571,668	26,201	597,869
Other selling and marketing expenses	1,344,007	23,194	1,367,201
	3,076,605	49,395	3,126,000

General and administrative
Salary and personnel costs	1,752,738	—	1,752,738
Professional fees and consulting costs	1,650,219	6,670	1,656,889
Other general and administrative expenses	938,330	163,617	1,101,947
	4,341,287	170,287	4,511,574

Total operating costs and expenses	7,417,892	219,682	7,637,574

Operating Loss	(1,529,466)	(479,649)	(2,009,115)

Other Income (Expense)
Interest expense	(58,876)	—	(58,876)
Other	66,715	—	66,715

Total other income (expense)	7,839	—	7,839

Net Loss before income taxes	(1,521,627)	(479,649)	(2,001,276)

Income Tax (Benefit) Expense	18,194	—	18,194

Net Loss	(1,539,821)	(479,649)	(2,019,470)

Net Loss Attributable to Non-Controlling Interest	(6,204)	—	(6,204)

Net Loss Attributable to Common Shareholders	$(1,533,617)	$(479,649)	$(2,013,266)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	16,035,509	—	16,035,509
Net Loss per share	$(0.10)	$(0.03)	$(0.13)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(35,459)	$—	$(35,459)
Comprehensive loss	$(1,569,076)	$(479,649)	$(2,048,725)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	Previously Reported	Adjustment	Restated 2015

Cash Flows from Operating Activities:
Net loss	$(666,292)	$(1,125,792)	$(1,792,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,681	(37,500)	156,181
Impairment of intangible asset	—	337,500	337,500
Provision (Recovery) of bad debts	120,254	—	120,254
Provision for obsolete inventory	9,970	—	9,970
Amortization of stock subscription related to stock issued for prepaid services	147,167	—	147,167
Amortization of stock based compensation related to issued warrants	102,225	—	102,225
Stock issued for services	451,064	(83,475)	367,589
Non-cash interest expense	13,609	—	13,609
Changes in operating assets and liabilities:
Accounts receivable, net	(1,484,652)	1,230,104	(254,548)
Inventories, net	(69,040)	(135,062)	(204,102)
Prepaid expenses and other current assets	12,662	—	12,662
Other assets	(12,819)	—	(12,819)
Accounts payable	(58,065)	(211,264)	(269,329)
Accrued expenses	215,290	25,489	240,779
Other current liabilities	(23,437)	—	(23,437)
Net cash used in operating activities	(1,048,383)	—	(1,048,383)

Cash Flows from Operating Activities:
Proceeds from furniture and equipment	(2,555)	—	(2,555)
Net cash used in investing activities	(2,555)	—	(2,555)

Cash Flows from Financing Activities:
Proceeds from credit facility	450,000	—	450,000
Proceeds from loans and notes	(9,028)	—	(9,028)
Proceeds from stock subscriptions	720,000	—	720,000
Proceeds from exercise of warrants	25,500	—	25,500
Net cash provided by financing activities	1,186,472	—	1,186,472

Effect of exchange rate changes on cash	111,200	—	111,200

Decrease in cash	246,734	—	246,734
Cash, Beginning of Period	1,128,556	—	1,128,556

Cash, End of Period	$1,375,290	$—	$1,375,290

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended
	Previously Reported	Adjustment	Restated 2014

Cash Flows from Operating Activities:
Net loss	$(1,539,821)	$(479,649)	$(2,019,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217,426	—	217,426
Loss on disposal of fixed asset	7,305	—	7,305
Recovery of bad debts	(60,303)	—	(60,303)
Recovery for obsolete inventory	(214,775)	—	(214,775)
Stock issued for services	117,173	—	117,173
Changes in operating assets and liabilities:
Accounts receivable, net	366,303	121,018	487,321
Inventories, net	(687,727)	123,494	(564,233)
Prepaid expenses and other current assets	322,405	—	322,405
Other assets	—	26,000	26,000
Accounts payable	(968,840)	209,137	(759,703)
Accrued expenses	176,452	—	176,452
Other current liabilities	460,977	—	460,977
Net cash used in operating activities	(1,803,425)	—	(1,803,425)

Cash Flows from Operating Activities:
Purchase of furniture and equipment	(126,506)	—	(126,506)
Security deposits	(12,141)	—	(12,141)
Net cash used in investing activities	(138,647)	—	(138,647)

Cash Flows from Financing Activities:
Repayments of credit facility	(582,383)	—	(582,383)
Repayment of loans and notes	(8,507)	—	(8,507)
Proceeds from sales of common stock	192,000	—	192,000
Less issuance cost	(10,000)	—	(10,000)
Net cash provided by financing activities	(408,890)	—	(408,890)

Effect of exchange rate changes on cash	(28,037)	—	(28,037)

Decrease in cash	(2,378,999)	—	(2,378,999)
Cash, Beginning of Period	2,872,946	—	2,872,946

Cash, End of Period	$493,947	$—	$493,947

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. – W/R GROUP, INC.

On August 18, 2015 and further amended on September 24, 2015, the Company entered into a definitive asset purchase agreement, dated as of August 31, 2015, with Carey Williams and Stefan Russell, the owners of all of the capital stock of W/R Group, Inc., an Arizona corporation (“WRG”).   Under the terms of the asset purchase agreement, the Company and WRG Acquisition Corporation, a newly formed Arizona subsidiary of the Company (the “Buyer”) agreed to cause the Buyer to purchase 100% of the assets and business of WRG and to assume substantially all of the liabilities of WRG, including certain pre-closing contingent liabilities, but excluding tax obligations arising prior to the closing date. In addition to the Buyer’s assumption of the assumed liabilities, the Company agreed to cause the Buyer to pay total consideration of up to $42.25 million, of which, $30.0 million is payable at closing in cash to the WRG stockholders and up to $12.25 million is payable as earn-out payments over the five consecutive fiscal years of WRG commencing January 1, 2016 and ending December 31, 2020, subject to extension and other earn-out provisions.  If the maximum earn-out amount of $12.25 million is earned, $11.0 million will be paid in cash and $1.25 million will be paid in shares of the Company’s stock based on the market price of the Company’s stock as of the closing date.  Additionally, the Company agreed to pay $4.0 million at closing in cash to one of the WRG stockholder in connection with the outstanding accrued principal and interest payable under a $4,000,000 secured promissory note assumed by the Buyer. On October 26, 2015 former management of the Company announced it had executed a term sheet with a lender. -As of the date of filing  this Quarterly Report on Form 10-Q, the Board of Directors have not approved the lenders terms, neither has any debt obligation been executed by either the prior or existing management, and no expectations to complete such a transaction with the lender.  In addition, the acquisition of WRG has not been consummated.

NOTE 7. – INVENTORIES

Significant components of inventory at September 30, 2015 and December 31, 2014 consist primarily of:

	2015	2014

Inventory in transit	$96,692	$231,623
Bulk product and raw materials	2,416,896	2,502,402
Work in process	492,049	213,832
Merchandise inventory	1,448,255	1,301,933
Less: Allowance	(397,228)	(387,258)
	$4,056,664	$3,862,532

NOTE 8. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization and impairment	(750,000)	(393,750)
Net distribution rights	—	356,250

Mexican Customer list	932,000	932,000
Less: Accumulated amortization	(243,537)	(223,162)
Net customer list	688,463	708,838

Goodwill	36,285	36,285
	$724,728	$1,101,373

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. – INTANGIBLE ASSETS (Continued)

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.69 years.

Asset:	2015	2016	2017	2018	2019	Total
Mexican customer list	$25,875	$103,500	$103,500	$103,500	$352,088	$688,463
	$25,875	$103,500	$103,500	$103,500	$352,088	$688,463

NOTE 9. – ACCRUED EXPENSES

Accrued expenses at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Advertising	$—	$35,000
Commissions	422,466	367,063
Director Services	1,510	15,000
Facilities	26,862	10,300
Fees/Interest	13,967	7,000
Investor Relations	62,750	265,024
Materials	115,275	102,958
Stock Awards	50,988	50,000
Personnel	34,780	108,819
Warehouse	69,493	55,948
	$798,091	$1,017,112

NOTE 10. – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2015 and December 31, 2014 consist of:

	2015	2014

Customer deposits	$200,070	$141,998
Credit cards	421,696	190,803
Marketing and promotional programs	10,438	227,681
VAT taxes payable - Mexico	88,929	173,567
Current portion of long-term debt	11,949	11,429
Vendor Note	4,000	25,174
Advance from Officer	—	26,360
Other operating liabilities	126,303	89,810
	$863,385	$886,822

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

NOTE 12. – COMMITMENTS AND CONTINGENCIES

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

•

The Company was party to a lease for 50,000 square feet in warehouse and corporate office space located in Deerfield Beach, Florida, which expired in July 2014. On June 25, 2014, commencing August 1, 2014, the Company completed negotiations for a new lease for the same Deerfield Beach location. The terms of the new lease provide for $6.00 per square foot or $24,720 per month base rent plus $10,918 monthly in operating expenses and terminates on July 31, 2019. The lease provides for annual increases in the monthly base rent of $0.24 - $0.27 per square foot.

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

Information about the Company’s geographic operations for both 2015-YTD and 2014-YTD as follows:

	2015	2014
Net Revenue:
North America	$3,094,903	3,834,025
International	6,027,146	5,796,078
	$9,122,049	$9,630,103

NOTE 17. – RELATED PARTY TRANSACTIONS

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
•

the Company had receivables from a consultant, that potentially may be in violation of the Sarbanes Oxley Act of 2002 (see the Company’s annual 10-K report for the year ended December 31, 2015services, of $54,587 (2015) and $11,170 (December 31, 2014) and payables of $0 (2015) and $11,571 (December 31, 2014), and paid $134,583 (2015) and $0 (2014) to the consultant who is also a shareholder and employee. In addition, the Company had the following transactions with entities controlled by the consultant:

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

Significant Changes to the Board of Directors and Executive Management

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

Results of Operations

Three Months Ended September 30, 2015 as Compared to the Three Months Ended September 30, 2014

Revenues, net – Total net revenues decreased $81,186 or 2.5%, from $3,200,716 for the three months ended September 30, 2014 to $3,119,530 for the three months ended September 30, 2015.  The decrease in net revenues is a result of restating certain transactions that did not match with the Company’s revenue recognition policy (see Footnote 5. Restatement of Financial Statements to the attached financial statements), offset by an increase in overall sales for the period.

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

Net revenue from our Mexican subsidiary increased 4.4% in 2015-QTR compared to 2014-QTR, accounting for $994,391 (27.3%) and $952,472 (27.6%) of consolidated net sales for the three months ended September 30, 2015 and 2014 respectively. Net revenue from our Mexican subsidiary increased as a result of increased product demand offset by the stronger dollar compared to the Mexican Peso.  Net sales generated from US operations decreased as a result of the timing and receipt of customer orders.  We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 51.7% and 33.6% of our total revenues during the three months ended September 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold increased $328,244 or 49.5%, from $782,745 (2014-QTR) to $1,110,989 (2015-QTR).  This increase is primarily as a result of restating certain transactions that did not match with the Company’s revenue recognition policy (see Footnote 5. Restatement of Financial Statements to the attached financial statements), a one-time inventory reserve reversal charge of approximately $100,000 in 2014-QTR, as well as overall lower costs of goods sold in 2014-QTR relating to approximately $180,000 of freight costs that were eliminated due to reduced expedited delivery in 2014-QTR and approximately $75,000 reduction of bill of materials costs in 2014-QTR as a result of reformulation efforts to remove expensive components and maintain efficacy.

The gross margin has declined from 75.5% (2014-QTR) to 64.4% (2015-QTR), with US operations accounting for $1,874,180 or 76% (2014-QTR) and $1,476,086 or 73.0% (2015-QTR) of the gross margin dollars and with DS Mexico accounting for $543,791 or 24% (2014-QTR) and $532,515 or 27% (2015-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $504,091 or 54.8% from $919,410 (2014-QTR) to $1,423,501 (2015-QTR). The increase was due to the following:

–	Increases of:

•	$332,225 for commission and consulting primarily stock based compensation and as a result of increased sales incentives,

•	$115,813 for marketing and promotion, primarily as a result of increased marketing campaigns and efforts, and

•	$56,053 for other selling and marketing expenses, primarily as a result of higher freight and shipping costs as a result of increased international shipping and increased order volume.

General and Administrative Costs – General and administrative costs decreased $341,113 or 19.9%, from $1,668,807 (2014-QTR) to $1,396,060 (2015-QTR). The decrease is due to the following:

–	Decreases of:

•	$273,719 for professional fees and consultant costs primarily as a result of decreased consultants and changes from consulting to full-time employee status, and

•

$69,937 for other general and administrative expenses, primarily as a result of $47,040 in lower bank charges as a result of improved internal policies within A/R for wire and bank costs as well as overall fees for transactions, $23,980 in lower insurance expense as a result of improved rates and $39,760 in lower rent as a result of consolidating facilities, partially offset by increase in various other general and administrative expense items aggregating to $34,402.

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

Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014

Revenues, net – Total net revenues decreased $508,054 or 5.3%, from $9,630,103 for the nine months ended September 30, 2014 to $9,122,049 for the nine months ended September 30, 2015. The decrease in net revenues is a result of restating certain transactions that did not match with the Company’s revenue recognition policy (see Footnote 5. Restatement of Financial Statements to the attached financial statements), offset by an increase in overall sales for the period.

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

Net revenue from our Mexican subsidiary increased 0.6% in 2015-YTD compared to 2014-YTD, accounting for $2,573,157 (28%) and $2,556,650 (27%) of consolidated net sales for the nine months ended September 30, 2015 and 2014 respectively.  The increase in net revenue from our Mexican subsidiary was considered nominal.  Net sales generated from US operations increased as a result of higher demand offset by the stronger dollar compared to the Mexican Peso. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign. Revenues from our top ten customers accounted for approximately 41.0% and 42.7% of our total revenues during the nine months ended September 30, 2015 and 2014, respectively.

Cost of Goods Sold – Total cost of goods sold decreased $337,497 or 3.4%, from $4,001,644 (2014-YTD) to $5,457,902 (2015-YTD).  This decrease is primarily as a result of restating certain transactions that did not match with the Company’s revenue recognition policy (see Footnote 5. Restatement of Financial Statements to the attached financial statements), and a one-time inventory reserve reversal charge of approximately $215,000 in 2014-YTD.

The gross margin has slightly increased from 58.4% (2014-YTD) to 59.8% (2015-YTD), with US operations accounting for $4,153,114 or 73.8% (2014-YTD) and $4,028,490 or 73.8% (2015-YTD) of the gross margin dollars and with DS Mexico accounting for $1,475,345 or 25.1% (2014-YTD) and $1,429,412 or 23.2% (2015-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $7,955 or 0.3% from $3,126,000 (2014-YTD) to $3,118,045 (2015-YTD). The increase was due to the following:

–	Increases of:

•	$102,972 for commissions and consulting primarily as a result of increased sales incentives, and

•	$160,577 for marketing and promotion primarily as a result of stock based compensation and increased marketing campaigns and programs.

–	Partially offset by decreases of:

•

$271,071 for other selling and marketing expenses primarily as a result of $147,163 in lower freight and shipping costs as a result of improved operation efficiencies and cost cutting measures and $123,908 in lower product development as a result of completion and product launches.

General and Administrative Costs – General and administrative costs decreased $681,505 or 15.1%, from $4,511,574 (2014-YTD) to $3,830,069 (2015-YTD). The decrease is due to the following:

–	Decreases of:

•	$614,663 for professional fees and consultant costs primarily as a result of cost cutting measures, changes from consultant to employee status,

•	$46,767 for salary and personnel costs, which is considered nominal, and

•

$70,013 for other general and administrative expenses, primarily as a result of $96,038 in lower bank charges as a result of improved internal policies within A/R for wire and bank analysis costs as well as overall fees for transactions, $28,946 in lower insurance expense as a result of improved rates, $61,498 in lower rent as a result of consolidating facilities, $24,588 in lower repairs and maintenance and $3,278 decrease in various other general and administrative expense items, partially offset by increase of $351,772 in higher bad debt expenses as a result of one-time reserve charge for a specific customer totaling $251,055.

Other Income and Expenses – Other income increased $309,711 from $7,839 income (2014-YTD) to $301,872 expense (2015-YTD). The increase is a result of a charge for an impaired intangible brand right agreement of $337,500, offset by an increase in interest income of $24,759.

Liquidity and Capital Resources

We had cash of $1,375,290 and working capital of $4,194,247 at September 30, 2015. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2015 of $1,048,383. Our net loss, when adjusted by various non-cash items aggregating $535,048 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, resulted in a net loss of $437,600. In addition, changes in operating assets and liabilities necessary to support our operations used cash of $356,900 as follows:

•	$274,428 used by an increase in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$87,488 used for increased inventory levels which is not considered significant,
•	$12,662 provided by a decrease prepaid expenses and other current assets which is not considered significant,
•	$12,819 used for increased other assets which is not considered significant,
•	$51,796 used for decreased accounts payable which is not considered significant,
•	$198,780 provided by change in accrued expenses primarily due to the settlement of certain accrued, and expenses with issuance of common stock.

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

Financial Position

Total Assets – Our total assets increased $142,836 or 1.7% from $8,281,328 as of December 31, 2014 to $8,424,164 as of September 30, 2015 as a result of a net increase in current assets of $562,499, partially offset with a net decrease in non-current assets.   The net decrease of $376,625 in non-current assets was a result of a $337,500 charge for an impaired intangible brand rights asset offset by decreased amortization of intangible assets and a $55,857 decrease in furniture and equipment, net due primarily to depreciation.  These decreases were partially offset by $12,819 increased other assets, which is not significant.  The component of the net increase in current assets are discussed below.

Current Assets – The net increase in current assets of $562,499 was due to increases in cash of $246,734, accounts receivable of $134,295 and inventories, net of $194,132.  Partially offsetting these increases was a decrease in prepaid expenses and other current assets of $12,662.  For increase in cash, see further discussion above in cash flow for the nine months ended September 30, 2015.  The net changes for current assets are primarily driven by changes discussed below:

Inventory – Inventory levels increased 5.0% from December 31, 2014 to September 30, 2015.  Average inventory represents approximately 75.4% of COGS or over a nine month supply based on the sell through rate achieved for the nine months ended September 30, 2015, resulting in an inventory turnover rate of 1.33 times. This inventory turn rate should improve as we ramp up sales volume that can now be met with smoother production timing.

Accounts Receivable, net – Accounts receivable increased $134,295 primarily as a result of increased concentration of sales during the last weeks of Q3 2015. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses decreased 4.5%, which is not significant.

Total Liabilities – Our total liabilities decreased $433,255 or 11.2% from $3,765,689 as of December 31, 2014 to $3,332,434 as of September 30, 2015 primarily as a result of a net decrease in current liabilities of $424,227.  The component of the net decrease in current liabilities are discussed below.

Current Liabilities – The net decrease in current liabilities of $427,227 was due to decreases in accounts payable of $269,329, accrued expenses of $219,021 and other current liabilities of $23,437.  Partially offsetting these decreases was an increase in note payable of $87,560.  The net changes for current liabilities are primarily driven by changes discussed below:

Accounts payable – Accounts payable decreased 18.1% primarily due to timing of payments to vendors and suppliers.

Accrued expenses – Accrued expenses decreased $219,021 or 21.5% primarily due to the payment of these items with issuance of shares of Company’s common stock.

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

Date: October 18, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

	By:	/s/ John Power
John Power
Chief Financial Officer/
Principal Accounting Officer