Form 10-Q
period 2016-09-30
DS HEALTHCARE GROUP, INC.
filed 2016-11-09
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 22,556,765 shares of common stock outstanding as of November 9, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
		(Audited)
ASSETS

Current Assets
Cash	$894,109	$4,517,604
Accounts receivable, net	1,320,708	1,557,560
Inventories, net	3,141,580	3,733,213
Prepaid expenses and other current assets	146,422	255,980
Total Current Assets	5,502,819	10,064,357

Furniture and Equipment, net	100,508	99,539
Intangible assets, net	359,467	483,765
Other assets	163,419	67,765

TOTAL ASSETS	$6,126,213	$10,715,426

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,701,904	$1,235,152
Accrued expenses	1,008,628	1,400,552
Note payable	28,235	97,042
Other current liabilities	822,889	574,475
Total Current Liabilities	3,561,656	3,307,221

Long Term Debt, net of current portion	168,546	115,050

TOTAL LIABILITIES	3,730,202	3,422,271

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
	—	—
Common stock, $0.001 par value, 300 million shares authorized: 22,556,765 shares issued and outstanding at September 30, 2016 and December 31, 2015	22,557	22,557
Additional paid-in-capital	28,332,784	28,308,784
Accumulated deficit	(26,139,885)	(20,978,751)
Accumulated comprehensive income	180,555	(59,435)

Total Shareholders' Equity	2,396,011	7,293,155

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,126,213	$10,715,426

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
		(As restated)		(As restated)

Net Revenue	$2,675,495	$3,119,530	$9,845,547	$9,122,049

Cost of Goods Sold	539,165	1,110,989	5,305,283	3,664,147

Gross Profit	2,136,330	2,008,541	4,540,164	5,457,902

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	161,497	652,819	737,788	1,180,427
Marketing and promotion	398,349	365,924	1,325,921	758,446
Other selling and marketing expenses	682,534	404,758	1,595,905	1,179,172
	1,242,380	1,423,501	3,659,614	3,118,045
General and administrative
Salary and personnel costs	979,718	682,347	2,234,475	1,705,971
Professional fees and consulting costs	723,159	318,725	2,914,748	1,042,226
Other general and administrative expenses	249,694	370,239	788,144	1,081,872
	1,952,571	1,371,311	5,937,367	3,830,069

Total operating costs and expenses	3,194,951	2,794,812	9,596,981	6,948,114

Operating Loss	(1,058,621)	(786,271)	(5,056,817)	(1,490,212)

Other Income (Expense)
Interest expense	(9,478)	(42,280)	(59,679)	(83,092)
Impairment of intangible asset			—	(337,500
Other	41,435	9,115	(44,638)	118,720

Total other (expense) income	31,957	(33,165)	(104,317)	(301,872)

Loss Before Income Taxes	(1,026,664)	(819,436)	(5,161,134)	(1,792,084)

Income Tax (Benefit) Expense	—	—	—	—

Net Loss Attributable to Common Shareholders	$(1,026,664)	$(819,436)	$(5,161,134)	$(1,792,084)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	22,556,765	17,944,353	22,556,765	17,101,253
Loss per share	$(0.05)	$(0.05)	$(0.23)	$(0.10)

Other Comprehensive Income:
Foreign currency translation adjustment	(38,125)	(38,398)	239,990	(38,398)
Comprehensive loss	$(1,064,789)	$(857,834)	$(4,921,144)	$(1,830,482)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
		(As restated)
Cash Flows from Operating Activities:
Net Loss	$(5,161,134)	$(1,792,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213,022	156,181
Impairment of intangible asset	—	337,500
Provision of bad debts	—	120,254
(Provision for obsolete inventory	—	9,970
Amortization of stock subscription related to stock issued for prepaid services	—	147,167
Amortization of stock-based compensation related to issued warrants	—	102,225
Stock issued for services	24,000	367,589
Non-cash interest expense	—	13,609
Changes in operating assets and liabilities:
Accounts receivable, net	236,852	(254,548)
Inventories, net	591,633	(204,102)
Prepaid expenses and other current assets	109,558	12,662
Other assets	—	(12,819)
Accounts payable	466,752	(269,329)
Accrued expenses	(391,924)	240,779
Other current liabilities	248,414	(23,437)
Net cash used in operating activities	(3,662,827)	(1,048,383)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(7,573)	(2,555)
Purchase of injection molds	(95,654)	—
Net cash used in investing activities	(103,227)	(2,555)

Cash Flows from Financing Activities:
Proceeds from loans and notes	53,496	450,000
Repayment of loans and notes	(68,807)	(9,028)
Proceeds from sale of common stock	—	720,000
Proceeds from exercise of warrants	—	25,500
Net cash (used in) provided by financing activities	(15,311)	1,186,472

Effect of exchange rate changes on cash	157,870	111,200

Increase (Decrease) in Cash	(3,623,495)	246,734
Cash, Beginning of Period	4,517,604	1,128,556

Cash, End of Period	$894,109	$1,375,290

Supplemental Information:
Cash paid for interest	$938	$83,092

Supplemental Non-cash Investing and Financing Activities
Stock issued to settle debt	$—	$—
Conversion of note and accrued interest to common stock	$—	$387,100
Warrants issued in connection with notes	$—	$26,049
Sale of common stock pending proceeds, recorded as stock subscription	$—	$1,496,500
Common stock issued for prepaid services	$—	$2,595,500
Warrants issued for stock-based compensation	$—	$2,746,200
Common stock issued to settle accrued expenses	$—	$422,700

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2015-QTR	Three months ended September 30, 2015
2015-YTD	Nine months ended September 30, 2015
2016-QTR	Three months ended September 30, 2016
2016-YTD	Nine months ended September 30, 2016
VIE	Variable Interest Entity

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

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies we use for quarterly financial reporting are the same as those disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On March 30, 2016, during the preparation of the Company’s 10-K, the company identified that certain transactions recorded in the company’s 10-K report for it consolidated financial statements for the years ended December 31, 2014 and the results of each quarterly 10-Q filings for the period ending September 30, 2015 became subject to an internal investigation.  The internal investigation resulted in the company’s inability to timely file its form 10-Q as required.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company continued to review these transactions with its newly appointed independent accountants, the results of which have now been corrected and reflected in the restated unaudited consolidated financial statements for the three and nine months ended September 30, 2016 and 2015, respectively. The corrective actions identified errors related to sales and customer returns and allowances, amounts with respect to the recognition of revenues and customer accounts receivable, and the recording of certain stock transactions.

The Audit Committee of the Board of Directors consulted with management and analyzed the adjustments with the intent to correct the 2014 and 2015 10-Q filings to reflect these errors. However, because of the above mentioned errors, the Audit Committee has directed the Company to conduct a thorough review of the financial records for calendar years ended 2014 and 2015 along with its independent accountants and believes the restated financial statements for the three and nine months ended September 30, 2015 included herein to be fairly presented.

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on October 7, 2016. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of September 30, 2016 and the related operating results and cash flows for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2016.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At September 30, 2016 and December 31, 2015, the allowance for uncollectable accounts, including reserves for product returns and advertising credits, was $665,976 and $663,151, respectively.

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

The Company recognizes revenue when all the following four criteria are met:

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

Research and Development

The Company currently maintains a functional laboratory employing a full-time chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, our founder and CEO devotes a substantial portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and totaled $52,059 and $33,407 for 2016 QTR and 2015 QTR, respectively, and $116,110 and $108,731 for 2016-YTD and 2015-YTD, respectively.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive were 444,213 and 286,526 as of September 30, 2016 and 2015, respectively.

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

NOTE 3. – LIQUIDITY and GOING CONCERN

The Company has sustained operational losses since its inception. At September 30, 2016, the Company had an accumulated deficit of $26,139,885 compared to $20,978,751 at December 31, 2015. While the Company has commenced taking action to achieve profitability in the future, the Company cannot predict how long it will continue to incur further losses or whether it will ever achieve profitability as this is dependent upon the continued reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of September 30, 2016, the Company had $894,109 in cash. While the Company has historically financed its operations and growth primarily through the successful issuance and sale of shares of its common stock, a line of credit and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional revenue streams. Some of these initiatives include: establishing an online store (Shop.DSLaboratories.com) which became operational in the third quarter of 2014, generating $489,543 in net revenue for 2016-YTD.

So far, in 2015, the Company launched a range of new products. Although the Company cannot predict its success with these products or projects, all are currently under development and production and in various stages of DS completion. The Company has commenced implementing, and will continue to implement, various measures to address its financial condition, including but not limited to:

•	Continuing to seek debt and equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.
•

Adherence to an operational budget for 2015-2017 that sets changes in its processes to focus on profitability. The Company is also implementing a feedback process with improved interdepartmental communication.

•	Continue implementing a feedback process with improved interdepartmental communication.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

The results of the 10-Q filings during the nine months ending September 30, 2015, as previously filed, also did not reflect the proper matching of revenues and costs. The impact of this restatement on the Company’s financial statements for the three months and nine months ended September 30, 2015, are reflected in the tables below:

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$3,637,629	$(518,099)	$3,119,530

Cost of Good sold	1,216,386	(105,397)	1,110,989

Gross Profit	2,421,243	(412,702)	2,008,541

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	736,294	(83,475)	652,819
Marketing and promotion	365,924	—	365,924
Other selling and marketing expenses	461,402	(56,644)	404,758
	1,563,620	(140,119)	1,423,501

General and administrative
Salary and personnel costs	682,347	—	682,347
Professional fees and consulting costs	324,725	(6,000)	318,725
Other general and administrative expenses	388,988	(18,749)	370,239
	1,396,060	(24,749)	1,371,311

Total operating costs and expenses	2,959,680	(164,868)	2,794,812

Operating Loss	(538,437)	(247,834)	(786,271)

Other Income (Expense)
Interest expense	(42,280)	—	(42,280)
Other	9,115	—	9,115

Total other (expense)	(33,165)	—	(33,165)

Net Loss	(571,602)	(247,834)	(819,436)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(571,602)	$(247,834)	$(819,436)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,944,353	—	17,944,353
Net Loss per share	$(0.03)	$(0.01)	$(0.05)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(38,398)	$—	$(38,398)
Comprehensive loss	$(610,000)	$(247,834)	$(857,834)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	Previously Reported	Adjustment	Restated 2015
Net Revenue	$10,101,097	$(979,048)	$9,122,049

Cost of Good sold	3,950,327	(286,180)	3,664,147

Gross Profit	6,150,770	(692,868)	5,457,902

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,263,902	(83,475)	1,180,427
Marketing and promotion	758,446	—	758,446
Other selling and marketing expenses	1,208,816	(29,644)	1,179,172
	3,231,164	(113,119)	3,118,045

General and administrative
Salary and personnel costs	1,705,971	—	1,705,971
Professional fees and consulting costs	1,047,238	(5,012)	1,042,226
Other general and administrative expenses	868,317	213,555	1,081,872
	3,621,526	208,543	3,830,069

Total operating costs and expenses	6,852,690	95,424	6,948,114

Operating Loss	(701,920)	(788,292)	(1,490,212)

Other Income (Expense)
Interest expense	(83,092)	—	(83,092)
Impairment of intangible asset	—	(337,500)	(337,500)
Other	118,720	—	118,720

Total other income (expense)	35,628	(337,500)	(301,872)

Net Loss	(666,292)	(1,125,792)	(1,792,084)

Net Loss Attributable to Non-Controlling Interest	—	—	—

Net Loss Attributable to Common Shareholders	$(666,292)	$(1,125,792)	$(1,792,084)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	17,101,253	—	17,101,253
Net Loss per share	$(0.04)	$(0.06)	$(0.10)

Other Comprehensive Loss:
Foreign currency translation adjustment	$(38,398)	$—	$(38,398)
Comprehensive loss	$(704,690)	$(1,125,792)	$(1,830,482)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended
	Previously Reported	Adjustment	Restated 2015

Cash Flows from Operating Activities:
Net loss	$(666,292)	$(1,125,792)	$(1,792,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193,681	(37,500)	156,181
Impairment of intangible asset	—	337,500	337,500
Provision (Recovery) of bad debts	120,254	—	120,254
Provision for obsolete inventory	9,970	—	9,970
Amortization of stock subscription related to stock issued for prepaid services	147,167	—	147,167
Amortization of stock based compensation related to issued warrants	102,225	—	102,225
Stock issued for services	451,064	(83,475)	367,589
Non-cash interest expense	13,609	—	13,609
Changes in operating assets and liabilities:
Accounts receivable, net	(1,484,652)	1,230,104	(254,548)
Inventories, net	(69,040)	(135,062)	(204,102)
Prepaid expenses and other current assets	12,662	—	12,662
Other assets	(12,819)	—	(12,819)
Accounts payable	(58,065)	(211,264)	(269,329)
Accrued expenses	215,290	25,489	240,779
Other current liabilities	(23,437)	—	(23,437)
Net cash used in operating activities	(1,048,383)	—	(1,048,383)

Cash Flows from Operating Activities:
Purchases of furniture and equipment	(2,555)	—	(2,555)
Net cash used in investing activities	(2,555)	—	(2,555)

Cash Flows from Financing Activities:
Proceeds from credit facility	450,000	—	450,000
Payments of loans and notes	(9,028)	—	(9,028)
Proceeds from stock subscriptions	720,000	—	720,000
Proceeds from exercise of warrants	25,500	—	25,500
Net cash provided by financing activities	1,186,472	—	1,186,472

Effect of exchange rate changes on cash	111,200	—	111,200

Decrease in cash	246,734	—	246,734
Cash, Beginning of Period	1,128,556	—	1,128,556

Cash, End of Period	$1,375,290	$—	$1,375,290

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. – INVENTORIES

Significant components of inventory at September 30, 2016 and December 31, 2015 consist primarily of:

	2016	2015

Bulk product and raw materials	$2,223,941	$2,320,536
Work in process	179,609	376,849
Merchandise inventory	919,259	1,315,037
Inventory in transit	198,386	100,406
Total	3,521,195	4,112,828

Less: Allowance	(379,615)	(379,615)
	$3,141,580	$3,733,213

In March 2016, the Company, under former management, entered in a credit barter agreement with a third party to sell slow moving, finished goods inventory in exchange for trade credits the company may use to purchase goods and/or services in the future. For the nine months ended September 30, 2016, the trade credits acquired under the agreement totaled $4,566,717, which are not included in the profit and loss, have no expiration and can be used at any time. The cost of slow moving inventory under the arrangement totaled $505,623.

Subsequently, the existing board of directors, along with the audit committee, have reviewed this credit barter agreement and, in accordance with the criteria as defined in Accounting Standards Codification 605 (“ASC”), have determined that these credits have no economic value, and accordingly, revenue should not have been recognized. Therefore, management has fully reserved these credits which have been removed from sales in the condensed consolidated statement of operations and comprehensive loss totaling $4,566,717 for the nine months ended September 30, 2016.

NOTE 7. – INTANGIBLE ASSETS

Significant components of intangible assets at September 30, 2016 and December 31, 2015 consist of:

	2016	2015
Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization & impairment	(750,000)	(750,000)
Net distribution rights	—	—

Pure Guild brand rights	$159,086	$159,086
Less: Accumulated amortization	(159,086)	(159,086)
Net brand rights	—	—

DS Mexico customer list	$628,795	$704,087
Less: Accumulated amortization	(294,060)	(247,734)
Net customer list	334,735	456,353

Goodwill	24,732	27,412
	$359,467	$483,765

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. – INTANGIBLE ASSETS (Continued)

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.83 years.

	2016	2017	2018	2019	Beyond	Total
Asset:
Mexican Customer list	$78,232	$78,232	$78,232	$78,232	$143,425	$456,353
	$78,232	$78,232	$78,232	$78,232	$143,425	$456,353

Goodwill – In connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The $2,680 change in the goodwill from December 31, 2015 to $24,732 at September 30, 2016 represents foreign currency translation of the MXN functional currency subsidiary goodwill. The asset is not being amortized; however, the Company will assess the asset for impairment annually again on December 30, 2016.

NOTE 8. – COMMITMENTS AND CONTINGENCIES

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida. A later-filed class action has been consolidated. The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors. Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands on March 29, 2016. A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. This meeting resulted in ongoing settlement discussions.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. – COMMITMENTS AND CONTINGENCIES (Continued)

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements. DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements. An initial case management conference was scheduled for October 13, 2016. The result of this meeting was that both parties submitting to mediation. The company has no way of knowing whether the mediation process will be successful.

The company has a meeting scheduled before the Nasdaq Hearing Panel on November 10, 2016 as part of its appeal to remain a Nasdaq listed company. The Company has no way to predict the final determination of the Panel, but expects to issue a public announcement immediately upon learning of the determination.

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

During 2011, the Company filed an action in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for the rescission of an agreement entered into on or about May 18, 2010 whereby the Company paid a third party approximately $500 and 20,000 shares of restricted common stock in consideration of consulting services. The Company has demanded return of the 20,000 shares of restricted stock and recovery of costs and other damages. The claim was dismissed for lack of jurisdiction and the Company re-filed the action in the Supreme Court, New York County, New York on or about January 11, 2012, seeking rescission of said agreement and the return of $500 and 20,000 shares of restricted common stock. During March 2014, the matter was settled and each party released the other from all claims related to the action. Under a settlement matter and general release, the defendant agreed to return to Company treasury 10,000 shares common stock subject to the dispute, and of the remaining 10,000 shares, the defendant agreed to a one year lock up agreement covering 60% of the shares for a period of one year from the settlement date. As of September 30, 2016, the agreed shares have not been returned to the Company.

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

NOTE 9. – RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2016 and 2015, the Company was a party to the following related party transactions not disclosed elsewhere in these condensed consolidated financial statements:

•	the Company expensed $77,425 (2016) and $77,480 (2015) as compensation to the father of our Chairman and President for consulting on various projects,
•	the Company expensed $40,270 (2016) and $51,174 (2015) as compensation to the sister of our Chairman and President as a brand manager for various customers,
•

the Company had receivables from a consultant, that potentially may be in violation of the Sarbanes Oxley Act of 2002 (see the Company’s annual 10-K report for the year ended December 31, 2015) for services of $0 (2016) and $54,587 (2015), and paid $0 (2016) and $134,583 (2015) to the consultant who is also a shareholder and employee. In addition, the Company had the following transactions with entities controlled by the consultant:

- The Company expensed $0 (2016) and $42,475 (2015) for materials needed for the assembly and manufacture of products for export,
- The Company expensed $0 (2016) and $56,208 (2015) in cash and stock for IR related expenses and services.
- The Company recorded sales relating to finished product of $0 (2016) and $69,858 (2015).
•

The Company paid $45,000 (2016) and $45,000 (2015) as compensation to Dr. Fernando Tamez. Dr. Tamez is President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary acquired in November 2012. Dr. Tamez oversees the day-to-day operations of DS Mexico.

•	The Company recorded $122,950 (2016) and $0 (2015) as compensation to Dr. Fernando Tamez pursuant to a share exchange agreement dated October 31, 2012.

NOTE 10. – BARTER CREDITS

In December 2015, the Company, under former management, entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During the nine months ended September 30, 2016, the Company sold merchandise totaling $6,904,817to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in ASC. The Company has fully reserved these credits from this barter trading company against sales, the results of which are reflected in net revenue of the company’s consolidated condensed statement of operations and comprehensive loss for the nine months ended September 30, 2016.

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

On October 7, 2016, the Company issued an 8-K to inform the investors that previously submitted filings should not be relied upon for investing decisions. The Company has filed amended 10-Q’s for the periods ending March 31, 2015, June 30, 2015 and September 30, 2015. These amended financial statements included adjustments to the comparable financial statements for 2014. The Company became aware of the need to issue amended financial reports on or about September 25, 2016 as part of the audit of its financials by its independent auditor, BF Borgers CPA PC. The total impact of the adjustments for the nine months ending September 30, 2015 amount to an increased net loss of $1,125,792. The primary adjustments are between periods within 2015 and the Company deemed that the adjustments required the filing of adjusted quarterly financial reports.

The company has a meeting scheduled before the Nasdaq Hearing Panel on November 10, 2016 as part of its appeal to remain a Nasdaq listed company. The Company has no way to predict the final determination of the Panel, but expects to issue a public announcement immediately upon learning of the determination.

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

Results of Operations

Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

Revenues, net – Total net revenues decreased $444,035 or 14.2%, from $3,119,530 for the three months ended September 30, 2015 to $2,675,495 for the three months ended September 30, 2016.

Net revenue generated from US operations decreased $334,145, or 15.7%, to $1,790,984 in 2016-QTR from $2,125,139 in 2015-QTR. The decrease is primarily a result of the timing and receipt of customer orders and an increase in back orders in 2016-QTR as compared to the 2015-QTR. We continue our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributor base, both domestic and foreign.

Net revenue from our Mexican subsidiary decreased $109,881, or 11.1% in 2016-QTR compared to 2015-QTR, accounting for $884,510 (33%) and $994,391 (32%) of consolidated net sales for the three months ended September 30, 2016 and 2015, respectively. Net revenue from our Mexican subsidiary decreased primarily as a result of currency instability resulting in higher consumer prices.

Cost of Goods Sold – Total cost of goods sold decreased $571,823 or 51.5%, from $1,110,989 (2015-QTR) to $539,165 (2016-QTR). This decrease is primarily as a result of a reduction in costs associated with sales returns and allowances of $105,000, and the reductions in net revenue explained above.

The gross margin has increased from 64.4% (2015-QTR) to 79.8% (2016-QTR), with US operations accounting for $1,476,086 or 73% (2015-QTR) and $1,673,075 or 78% (2016-QTR) of the gross margin dollars and with DS Mexico accounting for $532,515 or 27% (2015-QTR) and $463,255 or 22% (2016-QTR) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs decreased $181,120 or 12.7% from $1,423,501 (2015-QTR) to $ 1,242,380 (2016-QTR). The decrease was due to the following:

–

Increases of:

•

$32,425 for Marketing and promotions, as a result of increased ad focus for brand awareness, advertising campaigns with on-line customers.

•

$395,464 for warehouse expenses resulting from a net reduction in overhead allocation relating to inventory reductions.

–

Partially offset by decreases of:

•

$491,322 for consulting and commissions, as a result of increased sales incentives,

•

$114,369 for freight and shipping, as a result of concentrating shipments to fewer freight forwarders so as to achieve volume discounts and reduce expedited shipments which are more expensive, and

General and Administrative Costs – General and administrative costs increased $581,260 or 42.4%, from $1,371,311 (2015-QTR) to $ 1,952,571 (2016-QTR). The increase is due to the following:

–

increases of:

•

$404,434 for professional fees primarily with legal fees associated with defending the class action law suit dated March 29, 2016,

•

$297,371 for personnel costs, because of an increase in the number of full time employees over the prior period a year ago.

–

Partially offset by decreases of:

•

$97,998 in bad debt expense resulting from improved collection efforts over the same period a year ago, including a $122,950 incentive recorded to a related party pursuant to a share exchange agreement dated October, 31, 2012.

Other Income and Expenses – Other income increased $65,122 from $33,165 expense (2015-QTR) to $31,957 income (2016-QTR). The increase is a result of foreign transaction gains arising from our Mexico subsidiary.

Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

Revenues, net – Total net revenues increased $723,398 or 7.9%, from $9,122,049 for the nine months ended September 30, 2015 to $9,845,447 for the nine months ended September 30, 2016.

Net revenue generated from US operations increased $787,939, or 12.0%, to $7,336,831 in 2016-YTD from $6,548,892 in 2015-YTD. The increase is primarily a result of the increase in orders shipped, offset by an increase in back orders in 2016-YTD as compared to the 2015-YTD. We continue our marketing and sales efforts to expand our customer base into 2016, with our primary focus on expanding our distributor base, both domestic and foreign.

Net revenue from our Mexican subsidiary decreased $64,541, or 2.5% in 2016-YTD compared to 2015-YTD, accounting for $2,508,616 (25%) and $2,573,157 (28%) of consolidated net sales for the nine months ended September 30, 2016 and 2015, respectively. Net revenue from our Mexican subsidiary decreased primarily as a result of currency instability resulting in higher consumer prices.

Cost of Goods Sold – Total cost of goods sold increased $1,641,136 or 44.8%, from $3,664,147 (2015-YTD) to $5,305,283 (2016-YTD). This increase is primarily as a result of an increase in orders shipped and units sold over that of 2015-YTD. In addition, the Company expensed approximately $347,000 of obsolete inventory.

The gross margin has decreased from 59.8% (2015-YTD) to 46.1% (2016-YTD), with US operations accounting for $4,028,490 or 74% (2015-YTD) and $3,146,151or 69% (2016-YTD) of the gross margin dollars and with DS Mexico accounting for $1,429,412 or 26% (2015-YTD) and $1,394,013 or 31% (2016-YTD) of gross margin dollars.

Selling and Marketing Costs – Selling and marketing costs increased $ 541,569 or 17.4% from $3,118,045 (2015-YTD) to $ 3,659,614 (2016-YTD). The increase was due to the following:

–

increases of:

•

$36,518 for freight and shipping, as a result of the increase in net revenue, however concentrating shipments to fewer freight forwarders so as to achieve volume discounts and reduce expedited shipments which are more expensive, and

•

$567,475 for Marketing and promotions, as a result of increased ad focus for brand awareness and advertising campaigns with on-line customers.

•

$375,810 in warehousing expenses as a result of a reduction in allocated overhead related to the decrease in inventory levels compared to the same period a year ago.

–

Partially offset by a decrease of:

•

$442,639 in consulting and commissions related to staff reductions and a reduction in commissions resulting from a reduction in sales periodically during 2016-YTD.

General and Administrative Costs – General and administrative costs increased $2,107,298 or 55.0%, from $3,830,069 (2015-YTD) to $ 5,937,367 (2016-YTD). The increase is due to the following:

–

increases of:

•

$1,872,522 for professional fees primarily with legal fees associated with defending the class action law suit dated March 29, 2016, and

•

$528,504 for personnel costs, as a result an increase in the number of full time employees over the prior period a year ago.

–

Partially offset by increases of:

•

$309,986 for bad debt, as a result of an improvement in collection efforts with our international customers in 2016-YTD.

Other Income and Expenses – Other expense decreased $139,945 from $301,872 expense (2015-YTD) to $104,317 expense (2016-YTD). The decrease is a result of a charge for an impaired intangible brand right agreement of $337,500 in 2015-YTD, offset by an increase in interest and other income of $ 197,555.

Liquidity and Capital Resources

We had cash of $894,109 and working capital of $1,941,163 at September 30, 2016. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

Cash Flows for the Nine Months Ended September 30, 2016

Cash Flows from Operating Activities

Operating activities used net cash for the nine months ended September 30, 2016 of $3,662,827. Our net loss, when adjusted by various non-cash items aggregating $237,022 which impact net loss but do not impact cash during the period, such as stock issued for services or depreciation and amortization, resulted in a net loss of $4,924,112.

Changes in operating assets and liabilities necessary to support our operations provided cash of $1,261,285 are as follows:

•	$236,852 used by an decrease in gross accounts receivable not including the non-cash effect of changes in the allowance for doubtful accounts,
•	$591,633 used for decreased inventory levels which is not considered significant,
•	$109,558 provided by a decrease prepaid expenses and other current assets which is not considered significant,
•	$466,752 provided for increased accounts payable which is not considered significant,
•	$391,924 provided by change in accrued expenses primarily due to the settlement of certain accrued expenses.

Cash Flows used in Investing Activities

Our investing activities used $103,227 in net cash during the nine months ended September 30, 2016, which is not considered significant.

Cash Flows from Financing Activities

Our financing activities used $15,311 in net cash from loans and notes during the nine months ended September 30, 2016 which is not considered significant.

Financial Position

Total Assets – Our total assets decreased $4,589,213 or 42.8% from $10,715,426 as of December 31, 2015 to $6,126,213 as of September 30, 2016 as a result of a net decrease in current assets of $4,561,538, and a net decrease in non-current assets of $27,675. The decrease in total assets was also the result of a decrease of $124,298 in intangible assets, due to amortization, offset by an increase in other assets of $95,654. The component of the net decrease in current assets are discussed below.

Current Assets – The net decrease in current assets of $4,561,538 was due to decreases in cash of $3,623,495, accounts receivable of $236,852, inventories, net of $591,633, and a decrease in prepaid expenses and other current assets of $109,558. For decrease in cash, see further discussion above in cash flow for the nine months ended September 30, 2016. The net changes for current assets are primarily driven by changes discussed below:

Inventory – Inventory levels decreased 15.2% from December 31, 2015 to September 30, 2016 as a result of increased sales and the continued efforts to replenish inventory in key raw material components in anticipation of sales in the fourth quarter of 2016.

Accounts Receivable, net – Accounts receivable decreased $236,852 primarily as a result of increased concentration of increased collection efforts with our international customers. The receivables are in line with historical averages for previous quarters and these levels of sales.

Prepaid Expenses and other current assets – Prepaid expenses decreased 42.8%, which is not significant.

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

In connection with the preparation of this Form 10–Q, our management, including the CEO and CFO, updated its December 31, 2015 evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective, as a result of certain material weaknesses.

The specific material weaknesses that management identified in our internal controls as of September 30, 2016 that persist, and recent efforts to resolve the identified weaknesses, are as follows:

•

We did not have adequate staffing resources to 1) prepare account reconciliations, financial statements; fluctuation analysis and relevant analytics on a timely basis, and 2) provide appropriate review and supervision for all necessary areas. Additionally, our general staff do not have the necessary training to perform appropriate analytical and/or review procedures.

The Company has hired a new CFO/CAO. The Company has also begun the process of transitioning its outsourced accounting staff to permanent employees. Furthermore, the Company has hired a controller and is looking to either reorganize its accounting staff to upgrade the resident skillset or hire another trained accounting professional.

•

We did not have a sufficient number of 1) adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements, and 2) personnel with necessary experience with United States generally accepted accounting principles to address and report fluctuation analysis and relevant analytics to senior management.

The Company has hired a new CFO/CAO. The Company has also begun the process of transitioning its outsourced accounting staff to permanent employees. Furthermore, the Company has hired a controller and is looking to either reorganize its accounting staff to upgrade the resident skillset or hire another trained accounting professional.

•

We did not have appropriate written internal control documentation of our process and procedures for all necessary areas, including documentation and testing of key internal controls.

The Company has recently adopted a Corporate Compliance Manual combined with an empowered financial staff to implement and monitor appropriate controls. The company intends to develop controls against all activities as they occur.

•

We did not obtain adequate documentation to support all credit card transactions.

Personal Credit Cards are no longer to be paid directly by the Company. Additionally, all corporate expenses are no longer to be charged on a personal credit card; rather a company check needs to be issued. For business expenses paid for by employees, an expense report detailing the expenses must be submitted for reimbursement.

•

We did not obtain adequate documentation to support revenue recognition, resulting in recognition of revenue for products not shipped and appropriateness of amount being billed.

As part of our new internal controls, we have eliminated the ability of any executive or manager to override policy controls.

•

We did not have effective controls over stock based payments made to employees and non-employees, including proper accounting of awards as either equity or liability awards and timely processing and recording of stock based payment arrangements.

All equity issuances whether purchased or awarded must now have Board of Director approval prior to their issuance.

•

We did not have effective controls over issuing customer credit approvals and product credit memorandums. As a result, credits were issued by multiple individuals and without the finance department’s approval and in some cases overwritten certain credit policies and procedures.

All distribution agreements and any other sales agreement with the potential for annual value of $1 million or more are now reviewed by the Board of Directors. Without this Board approval, no product can be sold to a new customer.

•

We did not have effective controls over our revenue recognition and policies which caused certain products to be shipped to customers without prior credit checks and approvals from the finance department.

Without exception, all new clients must have gone through a credit review prior to processing their first order.

•

We did not have effective controls over customer pricing and as a result pricing discrepancies between wholesale and retail were established by multiple individuals without the correct policies and procedures.

Without exception, all new clients must have gone through a credit review prior to processing their first order.

•

We did not have effective controls over our executive management’s overrides of certain policies and procedures, as a result certain advances, expenses and other possible illegal activities may have occurred.

Pricing standards have been established for all sales channels. Sales personnel have a certain level of flexibility within defined ranges but cannot charge any markup outside of the defined pricing bands. Exceptions can be applied only with the approval of the CFO.

•

We did not have effective controls over stock issuances and as result shares may have been issued without the correct approval and documentation.

As part of our internal controls, we have eliminated the ability of any executive or manager to override policy controls. More importantly, we have eliminated the environment where these types of activities can occur. The consequences of compliance violations are up to and including termination. Our recent corporate organizations changes create a system of checks and balances on all business activities. Additionally, our staff are empowered to raise issues without any fear of reprimand. All equity issuances whether purchased or awarded must now have Board of Director approval prior to their issuance.

•

We did not have effective controls over incentives to the sales force and as a result customers received incentives that were not properly designed, approved or lacked proper structure.

As part of our internal controls, we have eliminated the ability of any executive or manager to override policy controls. More importantly, we have eliminated the environment where these types of activities can occur. The consequences of compliance violations are up to and including termination. Our recent corporate organizations changes create a system of checks and balances on all business activities. Additionally, our staff are empowered to raise issues without any fear of reprimand.

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

Abner Silva has been fired.

•

We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

The company has hired a new CFO. The company has also begun the process of transitioning its outsourced accounting staff to permanent employees. As part of this process, on October 31, 2016 the company hired a controller, with a CPA, to enhance its own professional accounting staff. The company is looking to either reorganize its accounting staff to upgrade the resident skillset or hire another trained accounting professional.

Throughout the year ended 2014 and 2015, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses which were for non-business related goods and services. Pursuant to his executive employment agreement $50,000 in shares were to be payable in shares of the Company's common stock at year-end. While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014 and 2015. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company. The Company’s Audit Committee has agreed with the findings. On September 29, 2016. The company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016. See "Controls and Procedures" and "Executive Compensation" below.

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

Since our inception we have relied on an outside accounting consultants to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultants are U.S. certified public accountants. We expect to be materially dependent upon consultants or another third parties which can provide us with the same level of accounting consulting services, for the foreseeable future. The company has now hired a a chief financial officer with the requisite expertise in U.S. GAAP, and has begun to address the material weaknesses in our internal control over financial reporting to ensure we will not have further errors in our financial statements which could lead to a restatement of those financial statements. Furthermore, in an effort to remediate certain of the weaknesses above we have also added three independent directors to our board of directors who have formed an audit committee including the appointment of a financial expert. The committee is charged with, and has been, developing financial policies and controls, reviewing and providing oversight to our financial reporting processes, financial statements and public filings. Our ability to remediate the material weaknesses in our internal control over financial reporting will be dependent upon the development and implementation of these changes, which may also require both the hiring of additional accounting personnel and the investment in enhanced systems, policies and procedures. While we expect to continue to rely upon our outside accounting consultants, we expect to successfully implement these changes to our internal control over financial reporting we believe we will be able to remediate substantially all of the material weaknesses described earlier in this section. However, there are no assurances we will be able to devote the necessary capital to hire the additional personnel and institute the additional systems, policies and procedures to the level necessary. In that event, there are no assurances that the material weaknesses described earlier in this section will not result in errors in our financial statements in future periods.

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

Plans for Remediation of Material Weaknesses

We intend to implement changes to strengthen our internal controls. We are in the process of developing and/or implementing remediation plans for the identified material weaknesses and we expect that work on the plans will continue throughout 2016 and possibly into 2017, as financial resources permit. The Company is currently working on formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non-accounting departments. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

To assist both accounting and non-accounting personnel in their efforts to improve efficiency and accuracy, we will begin to restructure the chart of accounts to improve clarity and reduce the risk of inaccurate or mis-posting errors. The new chart of accounts will provide clearer, more informative titles and reduces redundancy.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2016	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

	By:	/s/ John Power
John Power
Chief Financial Officer/
Principal Accounting Officer