Form 10-K
period 2016-12-31
DS HEALTHCARE GROUP, INC.
filed 2017-03-31
CIK 1463959

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
Common Stock, Par Value $0.001

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☑ No

As of December 31, 2016, the registrant’s most recently completed  fiscal year, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $15,769,991.

As of March 22, 2017, the registrant had approximately 23,537,330 shares of outstanding common stock, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing of our 2016 Annual Report on Form 10-K includes forward-looking statements, including statements about our future financial and operating performance and results, business strategy, market price, brand portfolio and performance, our SEC filings, enhancing internal controls and remediating material weaknesses. These forward-looking statements are based on our assumptions, expectations and projections about future events only as of the date of this amendment, and we make such forward-looking statements pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Many of our forward-looking statements include discussions of trends and anticipated developments under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the periodic reports that we file with the SEC. We use the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other similar expressions to identify forward-looking statements that discuss our future expectations, contain projections of our results of operations or financial condition or state other “forward-looking” information. You also should carefully consider other cautionary statements elsewhere in this amendment and in other documents we file from time to time with the SEC. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this amendment. Actual results may differ materially from what we currently expect because of many risks and uncertainties, such as: the possibility that we may be required to file additional periodic reports and financial statements in connection with our restatement disclosures; our leverage, which may make it more difficult for us to respond to changes in our business, markets and industry; possible increased borrowing costs; potential difficulties raising additional capital if needed, and the potential dilutive impact of any such equity capital raising; uncertainty and expense related to litigation and regulatory proceedings; potential difficulties in signing up; customers; purchase agreements; uncertain availability and cost of and other raw materials; increasing competition and possible loss of key customers; and general economic and capital markets conditions.

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

Our current principal products are discussed below. We formulate, market and sell these products through specialty retailers, spas, salons, pharmacies and other distributors. Our products are compounded either in our laboratory or through various third party compounders on an order–by-order basis.

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

We have grown steadily since our inception through sales to a variety of specialty retailers, salon chains and distributors in North America and through distributors and pharmacies for international sales. We have a growing base of domestic and international customers with several large salon chains and distributors, which collectively sell to over 10,000 salons and retail outlets throughout the world.  Our current principal products, which are all sold under our DS Laboratories brand, are set forth below.

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

We intend to continue to capitalize on several opportunities to increase our market share and revenues. We currently have a distributor network through which our products are placed in over 1,000 salon-based retail outlets in the United States and distributors in over 15 countries. We intend to increase revenues and achieve profitability by continuing to develop and market new products while aggressively supporting our distribution partners.

Sales and Marketing

We are increasingly marketing our products directly to salons, pharmacies, spas, department stores and specialty retailers in an effort to foster greater brand loyalty.  However, a majority of our current sales are made to distributors. We sell our products in the U.S. and internationally, principally through both U.S. and internationally based distributors and in Mexico through our Mexican subsidiary, Divine Skin Laboratories, S.A. DE C.V.

We utilize our branded website to provide information about our Company, products and technology and are developing a viable E-Commerce business on via our website.  All marketing and communications efforts feature a constant internet based strategy which we believe allows us to leverage our brand to generate sales.

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

Our corporate structure is set forth below:

Our consolidated financial statements include the operating activities of Velocity Storage and Packaging, LLC (“Velocity”), which are accounted for as Variable Interest Entity (“VIE”).  Velocity performed packaging and shipping services exclusively for the Company.  The Company’s variable interest relates to a financing arrangement whereby, all operational expenses, including labor costs, facility costs and other operational expenses are reimbursed by the Company at Velocity’s cost. The Company has no equity investment in Velocity and Velocity has no assets, liabilities or equity structure of its own.  Accordingly, the Company determined that Velocity is a VIE and the Company is the primary beneficiary under the guidance offered in Accounting Standards Codification (“ASC”) 810-10 since Velocity does not have sufficient equity at risk for the entity to finance its own activities. ASC 810-10 requires that an enterprise consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses if they occur. On October 31, 2016, Velocity ceased performing service for its operation with the Company. All of Velocity’s employees were hired by the company for the purpose of performing necessary packaging and shipping services.

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

Dandrene®

Dandrene is an antidandruff shampoo formulated with highest concentration of Zinc pyrithione, an over the counter  (“OTC”) drug designed to treat itchy scalp and dandruff.  The product provides relief from scaling, irritation, redness and flaking associated with dandruff, psoriasis and seborrheic dermatitis.

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

Compounders and Suppliers

We primarily use contracted third parties to compound our products. During 2015 and 2016, we contracted with two compounders for the compounding of our products. We engage these compounders on a per order basis, without long term contracts. The third party compounders are responsible for receipt and storage for a portion of raw material, compounding and labeling of our products. At present, we are dependent upon these compounders for the compounding of all of our products. We believe at the present time we will be able to obtain the quantity of products and supplies we will need to meet orders. We purchase all of our raw materials from several third-party suppliers pursuant to purchase orders without any long-term agreements. We do not rely on any principal suppliers, although during 2015 and 2016, we had two suppliers that each provided in excess of 10% of our materials.  During 2015 and 2016, we have purchased raw materials from over 30 suppliers. In the event that a current supplier or compounder is unable to meet our supply or compounder requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. While we believe alternative sources are in most cases readily available and we have established working relationships with several third party suppliers and compounders, none of these agreements are long-term. We also rely on third party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

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

Distribution Agreements

As of December 31, 2016, we are a party to 10 distribution agreements covering approximately 30 countries throughout the world and 9 distributors covering all markets within the United States. The agreements may generally be terminated by the distributor without cause upon 30 days’ notice or by us in the event the distributor fails to meet certain purchase requirements. We believe that there is a need for such arrangements as identifying partners in overseas markets enables us to outsource logistical matters and such third parties also provide customer support and have a greater knowledge of local markets and customs.  During 2016, one individual customer accounted for more than 10% of our revenues.

Research and Development

We perform our research and development (formulation development) at our executive offices and in-house laboratories.  During 2015 and 2016, we expensed $154,308 and $178,034, respectively, to research and development. Currently, the Company has several new projects and products in the pipeline, and they are as follows:

•

Continuum line extension with 4 more products focusing on hair anti-aging, protective and repairing effects;

•

Dandrene line extension with 2 more OTC products for improved management and control of dandruff;

•

Trioxil line enancements with two new products for acne control;

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

We have obtained the following U.S. trademarks: DS Laboratories, Aminexil, Revita, Spectral.DNC and Oligo.DX, Trioxil, Nanoxidil and Sigma Skin.

Regulation

The United States Food, Drug and Cosmetic Act and the Fair Packaging and Labeling Act regulate the purity and packaging of health and beauty aid products and fragrances in cosmetic products. Similar statutes are in effect in various states and foreign jurisdictions. Health and beauty aids are also subject to the jurisdiction of the Federal Trade Commission (“FTC”) with respect to matters such as advertising content and other trade practices. We believe our products are defined as cosmeceuticals. Within the skin care industry, cosmeceuticals are not clearly regulated nor recognized by the U.S. Food and Drug Administration (“FDA”). In general, products like ours are treated as either cosmetics or OTC drugs, often making drug-like claims. It is possible that the FDA, which regulates the sale and marketing of our products, may request that we make certain changes to our label claims and/or remove certain ingredients from our products or take other regulatory action. We have contracted a law firm that specializes in dealing with these regulatory matters and they have advised us that our regulatory risk is low at this time. However, it should be noted that any very drastic change to our label claims could adversely affect our business. For instance, if we were forced to change “Revita Hair Stimulating Shampoo” to “Revita Shampoo” it could have a negative effect on our marketing of the product, causing a significant drop in sales volume for this product. The failure of our Company or our compounders to comply with applicable government regulations could result in product recalls that could adversely affect our relationships with our customers.

Our products are subject to various regulatory risks both domestically and abroad. It is possible that the FDA and health agencies in other countries may take action and demand that we remove certain products from the market, remove certain ingredients, or change certain wording on our packaging that could make the products less desirable to our customers. In addition, it is possible that the FDA and other health agencies may determine that some of the products that we market as cosmetics are actually drugs (either OTC or prescription) and may demand that we apply for either an new drug application (“NDA”) or abbreviated new drug application”) (“ANDA”) which could result in the removal of those products from the market and delay the sale of these products as well as a significant cost to our company. We currently believe that our products are not subject to any specific material regulations. Furthermore, we require our international distributors to satisfy regulatory compliance matters within the particular region that such distributor is selling our products. We believe the risk of regulatory action at this time is low; however, this can change at any time depending on the current FDA administration and its posture on topical skin care and hair care products. We cannot predict the extent that potentially adverse government regulations might arise from future legislation or administrative actions. Furthermore, in the event any of our products required FDA approval we cannot predict or estimate the timing or cost, or likelihood of obtaining FDA approval for such product.

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

Employees

As of December 31, 2016, we have a total of 131 employees, of which 38 are employed in the United States and 93 are employee in Mexico.

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

Risks Related to Our Business and Industry

We had a net loss of $6,939,358 and $10,742,806 for 2016 and 2015, respectively, and we have historically incurred losses and may incur losses in the future that may adversely affect our financial condition.

We had a net loss of $6,939,358 and $10,742,806 for 2016 and 2015, respectively.  In the event we are unable to increase gross margins, reduced costs and/or generate sufficient additional revenues to offset our costs, we may continue to sustain losses in the future.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2016, our accumulated deficit was $27,918,109. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2016, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations.

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

We believe the growth of our net revenue is substantially dependent upon our ability to introduce our products to the public. At present, we have limited resources to spend on advertising and marketing therefore we will rely, to a large extent, on relationship with strategic partners to assist in our development of distribution channels. Our ability to meet future obligations is dependent in large measure on the success of our products. We expect to introduce additional products. The success of new products is dependent upon a number of factors, including our ability to formulate products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that our efforts to formulate new products will be successful or that consumers will accept our new products. In addition, products experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

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

We are involved in a several lawsuits.  Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. In addition, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any such negative outcome could result in payments of monetary damages, adverse effects on the market price of our common stock or changes to our business practices, and accordingly our business, brand and reputation, financial condition, or results of operations could be materially and adversely affected.

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

Businesses we may acquire in the future, as well as strategic investments such as joint venture arrangements, expose us to increased risks.

As part of the Company’s growth strategy, we intend to explore acquisition opportunities, including joint venture arrangements and equity investments intended to complement or expand our business, as well as divestment of certain of our businesses or assets.

On February 8, 2017, the company entered into a Joint Venture and Financing arrangement with EverCare Prohealth Technologies LTD (“Evercare”), a private Hong Kong company, whereby EverCare would provide $2 million dollars in financing to the Company and enter into a joint venture arrangement for the development of certain new products, whereby the operational costs would be shared between the two companies.. Included in the agreement are the granting of exclusive distribution rights to EverCare for Asia, Australia and Africa. Additionally, the Company has pledged via transfer of certain intellectual property, held under its DS Laboratories subsidiary, to EverCare as security for the financing. Such pledge includes buyback provisions exercisable within 5 years of the closing date of the transaction. Additionally, the Company received 3 million shares of Evercare as part of the arrangement.

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of it Brazilian distributor, of which our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes The Company assuming all current operating cost of the distributor during the period of time between the execution of the agreement and the alteration of the shareholder’s agreement.

Subsequent to year end, the Company paid $33,000 towards the purchase price.  As of the date of this filing the Brazilian distributor has not been cooperative with The Company’s attempts to perform the required due diligence and has refused to provide and grant access to the records or required information preventing the company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently has rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action The Company deemed it necessary to accrue for the consideration pledged in the purchase agreement and immediately expense the full amount due to the uncertainty of the Company’s ability to obtain the net assets of the distributor, which was determined to be valued at approximately $250,000.

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

If we are unable to retain our senior management and key personnel, our business and results of operations could be harmed.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and key personnel. Although we have employment or severance agreements with certain of our employees, these agreements do not prevent those individuals from ceasing their employment with us at any time. If we are unable to retain existing senior management and key personnel, or to attract other qualified senior management and key personnel on terms satisfactory to us, our business could be adversely affected.

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

As of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting were not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Although we have successfully completed all of our initial remediation efforts, any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or cause us to fail to meet our periodic reporting obligations. The existence of a material weakness could result in errors in our financial statements that could result in restatements of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock. Refer to “Controls and Procedures” below for further discussion.

The company is involved in a number of law suits, more particularly described in Item 3 hereof. The Company cannot predict the outcome of these proceedings nor the financial impact to the Company in the event the Company is not successful in its defense of the claims. If the Company is unsuccessful the financial effect could be material.

Throughout the year ended 2014, 2015 and 2016, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000, $40,000 and $48,000 through August 2016, respectively, which were for non-business related goods and services.  For the year ended 2016, the amount above includes $27,000 for use of a leased vehicle and related car insurance which was approved by the board of directors and $10,000 owed us from Mr. Khesin for certain legal fees paid on his behalf. The Company owes Mr. Khesin $44,100 related to medical contributions incorrectly deducted from his salary from 2013 – 2015.  Pursuant to his executive employment agreement, $50,000 in shares were to be payable in shares of the Company's common stock each fiscal year-end.

While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014, 2015, and 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company for 2014 and 2015. The Company’s Audit Committee has agreed with the findings for 2014 and 2015. On September 29, 2016. The Company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016. See "Controls and Procedures" and "Executive Compensation" below.

During 2013, in addition to base compensation paid to Abner Silva, a consultant deemed to be an officer by our independent auditor for accounting purposes, our company advanced approximately $11,500, to Mr. Silva. While Mr. Silva, believed that these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company. On September 29, 2016, the company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016.

In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $73,000. As of December 31, 2015, the Company accrued for the Asheville suit.  In September 2016, the Company was notified it received a default judgement in the amount of $73,000. On December 19, 2016 the company settled the lawsuit for $25,000.

On April 20, 2016, DS Healthcare Group, Inc. (the “Company”) was notified by Nasdaq that because the Company has not filed its Annual Report on Form 10-K for the year ended December 31, 2015, the Company no longer qualifies for continued listing in accordance with Nasdaq Rule 5250(c)(1).

On April 12, 2016, the SEC issued a “Formal Order” directing a private non-public formal investigation to determine whether violations of the federal securities law may have been committed, directly or indirectly, by the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities.  The possible violations set forth in the Formal Order include Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5), 13(k), 14(a), and 14(f) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13b2-1, 13b2-2(a), 14a3, 14a-9, and 14f-1. The relevant time period specified in the Formal Order is between January 1, 2010 and March 31, 2016. On April 15, 2016, the SEC issued a subpoena duces tecum to Mr. Khesin. On May 4, 2016, the SEC issued a subpoena duces tecum to the Company.  The company is complying with all requests to the SEC and the review and production process is ongoing in nature. On or about July 27, 2016, the SEC issued a second subpoena duces tecum to the Company seeking a current copy of its QuickBooks file with a user name and password.  The Company is complying with all requests to date and has no way of knowing what the outcome of the investigation will be.

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

We have conflicts of interests relating to certain ownership interests held by our Chief Operating Officer with the Company

Our current Chief Operating Officer, Fernando Tamez, has a 8.7% ownership interest in a company that we were attempting to acquire which owns the distribution rights to the sell and promote our products in the country of Brazil, and a 25% interest in a fund that that owns the entity in Spain that owns the rights to sell and promote our products in the country of Spain.  While Mr. Tamez is not currently active in the day to day operations of either company, we are actively pursuing these companies as potential acquisitions. Accordingly, conflicts of interest may arise as a result of his ownership interests and the ability to consummate an agreement.  We currently do not have any formal agreement with Mr. Tamez with respect to Spain, however the Company as of December 29, 2016 unsuccessfully attempted to acquire company in Brazil which resulted in a loss of $250,000 resulting from a breach of contract with the seller.  While the Company considers both companies as valuable for future growth of our Company, however there is no guarantee that the Company will be able to formalize agreements with both and minimize any future conflict of interests in during negotiations as a result of his interest that would be favorable to the Company.

Item 1B.

Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.

Properties.

The Company leases an executive office and warehouse space in Pompano Beach, Florida and the lease terminates on July 31, 2019.  The Company’s Mexican subsidiary leases an office and warehouse space in Mexico City, Mexico. The lease was extended in May 2016, and expires in April 30, 2018.

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. As a result of this mediation and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties are negotiating the precise terms of the Court stipulations that will need to be filed. Agreements on the terms of inter-defendant releases are pending approval by both sides. The final settlements will also need to be approved by the Court.

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. As of December 31, 2015 and 2016, the Company has not recorded an accrual for this claim.

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”)  filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of $3 million.  DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference occurred on October 13, 2016, however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

On December 28, 2015, the Company, our Chief Executive Officer, Daniel Khesin individually, and Abner Silva, a former consultant and employee were named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former investor relations contractor claiming monetary damages and allegations of using material or false misrepresentations.  The Plaintiff’s complaint alleges owed compensation in stock and cash. Management intends to vigorously defend the action and contends the suit is primarily without merit as the contractor was dismissed in writing. Accordingly, management has provided a contingency reserve this matter.  The Company successfully settled this matter on December 28, 2016.

In 2015, the Company was served a suit in connection to its Asheville, NC (“Asheville”) abandoned office lease. The suit calls for payments of $73,000. As of December 31, 2015, the Company accrued for the Asheville suit.In September 2016, the Company was notified it received a default judgement in the amount of $73,000. On December 9, 2016, the company settled the lawsuit for $25,000.

The Company has received several pre-litigation demand letters from various former employees, including but not limited to a demand for alleged past wages, shares and commissions. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded reserves and contingent liabilities related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have made an application for our common stock to be listed on the OTC Markets.  As of December 31, 2016, the closing price of our stock on the Nasdaq Capital Market was $0.67. The following table sets forth, for each quarter in 2016 and 2015, the high and low closing sales prices of our common stock as reported by the Nasdaq Capital Market.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Calendar Year 2016
	High	Low
First Quarter	$0.67	$0.67
Second Quarter	$0.67	$0.67
Third Quarter	$0.67	$0.67
Fourth Quarter	$0.67	$0.67

Calendar Year 2015
	High	Low
First Quarter	$1.15	$0.65
Second Quarter	$4.96	$0.76
Third Quarter	$4.14	$2.15
Fourth Quarter	$3.60	$2.30

Holders

As of December 31, 2016, there were approximately 1,499 security holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Recent Sales of Securities

Sales of Unregistered Securities

Not applicable.

Sales of Registered Securities

Not Applicable.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2016.

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	500,000

Total			500,000

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

The price per share issuable upon exercise of an option shall be determined by the Administrator at the time of the grant and shall (i) in the case of an Incentive Options, not be less than the fair market value of the shares on the date of grant; (ii) in the case of an Incentive Options granted to a holder of more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary, be at least 110% of the fair market value of the shares on the date of grant; or (iii) in the case of an Non-Qualified Options, shall be no less than ninety percent (90%) of the fair market value per share on the date of grant. For the purposes of the Plan, the “fair market value” of the shares shall mean (i) if shares are traded on an exchange or over-the-counter market, the mean between the high and low sales prices of shares on such exchange or over-the-counter market on which such shares are traded on that date, or if such exchange or over-the-counter market is closed or if no shares have traded on such date, on the last preceding date on which such shares have traded or (ii) if shares are not traded on an exchange or over-the-counter market, then the fair market value of the shares shall be the value determined in good faith by the Administrator, in its sole discretion.

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

The term of each option and the manner in which it may be exercised is determined by the Administrator, provided that no option may be exercisable more than ten years after the date of its grant and, in the case of Incentive Options granted to an eligible employee owning more than 10% of our common stock, no more than five years after the date of the grant.

All restricted stock units (“RSUs”), warrants and options that have been granted to employees through December 31, 2015 have been granted outside of the 2009 Equity Incentive Plan.  No RSUs, warrants and options have been issued to employees during 2016.  See Note 11 to the Notes to Consolidated Financial Statements included in this Form 10-K for information on the Company’s RSUs, warrants and options activities.

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

Risks and Uncertainties – The Company’s business could be impacted by price pressure on its product manufacturing, acceptance of its products in the market place, new competitors, changes in federal and/or state legislation, potential acquisitions, and other factors. The Company also has been experiencing significant growth which puts serious strains on its cash availability requirements. If the Company is unsuccessful in securing adequate liquidity, its plans may be curtailed. Adverse changes in these areas could negatively impact the Company’s financial position, results of operations and cash flows.

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

Revenue Recognition – Revenue is recognized when a product is shipped. The Company’s revenue recognition policies are in compliance with ASU No. 2014-09, “Revenue from Contracts with Customers”, which establishes core principle of the revenue recognition that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The Company recognizes revenue when all the following four criteria are met:

•

Identify the contract(s) with a customer,

•

Identify the separate performance obligations in the contract,

•

Determine the transaction price and

•

Allocate the transaction price to the separate performance obligations.

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

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our consolidated financial statements for 2016 and 2015. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our consolidated financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended December 31, 2016 to the Year Ended December 31, 2015

Net Revenues –

Our total net revenue increased by $1,169,415, or 9.9%, from $11,777,760 for 2015 to $12,947,175 for 2016. The increase in net revenue was due to an increase in net revenue in the U.S. and Mexico.  Net revenue in the U.S. increased by $687,061 or 8%, from $8,625,778 for 2015 to $9,312,838 for 2016.  Net revenue in Mexico increased by $482,355, or 15.3% from $3,151,982 for 2015 to $ 3,634,337 for 2016.  Of the increase for Mexico, $397,422 was in net revenue for Mexico and $84,933, or 17.6% was related to the strengthening of the U.S. dollar versus the Mexican Peso.  The increase in total net revenues in the U.S. is primarily due to our marketing and sales efforts to expand our customer base, with our primary focus on expanding our distributors, both domestic and foreign.

Cost of Goods Sold – Our total cost of goods sold increased $1,124,353, or 21%, from $5,377,518 for 2015 to $6,501,871 for 2016.  Our U.S. cost of goods sold increased by $ 950,161, or 24%, from $3,956,106 for 2015 to $4,906,266 for 2016.  The increase in U.S. cost of goods sold totaling $950,161 was primarily due to an increase in net revenue of $687,061 and a charge for inventory obsolescence totaling approximately $272,000.  Cost of goods sold in Mexico increased by $174,192, or 12%, from $1,421,412 for 2015 to $1,595,605 for 2016. The increase in our cost of goods sold in Mexico totaling $143,520 was primarily due to the increase in net revenue and $30,672, or 17.6%, was related to the strengthening of the U.S. dollar versus the Mexican Peso.

Gross Profit - The overall increase in cost of goods sold, as a percentage of net revenue, contributed to a decrease in our overall gross margin from 54% for 2015 to 50% for 2016.  Our consolidated gross profit increased $45,062, or 1%, from $6,400,242 for 2015 to $ 6,445,304 for 2016. Of the total increase in gross profit, our gross profit in the U.S. decreased $ 263,100, or 5.6% from $4,669,672 for 2015 to $ 4,406,572 for 2016, and our gross profit in Mexico increased by $308,163, or 17.8%, from $1,730,570 for 2015 to $2,038,732 for 2016.

Selling and Marketing Costs – Selling and marketing costs decreased $4,203,892, or 47%, from $9,020,546 for 2015 to $4,816,654 for 2016. The decrease was due to the following:

•

$2,442,670 for commissions and consulting, primarily as a result of a decrease in personnel costs of $341,993, $311,000 in commissions, and stock compensation costs of $1,602,620 recorded in 2015,

•

$1,895,045 for marketing and promotion, primarily as a result of $2,118,666 in common stock issued to a distributor in Hong Kong as an incentive, offset by an increase of $295,244 in online marketing.

General and Administrative Costs – General and administrative costs increased $762,415, or 10%, from $7,601,823 for 2015 to $8,364,238 for 2016. The increase was due to the following:

•

$1,142,330 in professional fees for legal, outsourced accounting, and audit fees.

•

$151,025 in salary and personnel costs mainly due to increase in stock based compensation.

Offset by a decrease in:

•

the provision for bad debt of $497,853.

Other Income and Expenses – Other expense decreased $281,627 from $389,984 expense in 2015 to $108,357 expense in 2016. The decrease is a result of a charge for an impaired intangible brand right agreement of $337,500 in 2015, offset by an acquisition loss reserve associated with an attempted Brazilian acquisition of $250,000 ,and an increased other income of $169,901 and interest and other income of $ 33,226.

Liquidity and Capital Resources

We had cash and cash equivalents of $322,319 and working capital of $279,218 at December 31, 2016. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied through the initial contribution by our founders in 2007, through sales of our common stock and by credit financing, including borrowings from third parties.

We have sustained operational losses since our inception. At December 31, 2016, we had an accumulated deficit of $27,918,109. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

We have commenced implementing, and will continue to implement, various measures to address our financial condition, including increasing gross profit margins and reducing operational costs and overhead.  We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Equipment Loan – During August and December 2016, the Company’s Mexican subsidiary obtained an equipment loan for MXN 848,500 or $41,050, payable in monthly installments over 30 months and payment began in September 2016.  As of December 31, 2016, the remaining outstanding amount on this equipment loan was MXN 514,657 or $24,906 and bears annual interest of 0%.

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN 2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015 and bears interest of 12.28%.  As of December 31, 2016, the remaining outstanding repaid.

On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN 3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2016, the remaining outstanding amount on this bank loan was MXN $1,771,802, or $85,743 and bears annual interest of 9.3%.

Cash Flows for the Year Ended December 31, 2016

Cash Flows from Operating Activities

Our operating activities used $4,245,464 in net cash for 2016 as compared to $2,509,212 in net cash used for 2015. The increase of $1,736,252, or 69% in net cash used for operating was due to a decreased net loss of $3,803,448, a decrease in non-cash items of $6,890,180, and a increase in changes in operating assets and liabilities of $1,350,478. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows from Investing Activities

Our investing activities used $48,582 in net cash for 2016 as compared to $7,137 in net cash used for 2015. The decrease in net cash used for investing of $41,445 was primarily due to a reduction in the purchase of furniture and equipment. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows from Financing Activities

Our financing activities used $88,574 in net cash for 2016 as compared to $5,746,595 in cash used for 2015.  The change in cash flows from financing activities of $5,835,168 was primarily due to net proceeds from private placement of $4,514,000, proceeds from the sale of common stock of $1,020,000 and proceeds from the issuance of warrants of $25,500 in 2015. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Financial Position

Total Assets – Our total assets decreased from $10,715,426 as of December 31, 2015, to $5,718,284 as of December 31, 2016.  The decrease in our total assets of $4,997,142, or 47%, is a result of an increase in current assets, partially offset by a decrease in non-current assets.

Current Assets – Our current assets decreased from $10,064,357 as of December 31, 2015, to $4,716,296 as of December 31, 2016.  The decrease in our current assets of $5,348,061, or 53%, is attributable to decreases in cash and cash equivalents, decrease in inventories, a decrease in prepaid and other current assets, offset by an increase in accounts receivable, net.

Cash and cash equivalents – Cash and cash equivalents decreased from $4,517,604 as of December 31, 2015, to $322,319 as of December 31, 2016.  The decrease in cash and cash equivalents of $4,195,285 was primarily related to cash proceeds from the sale of stocks and warrants of $5,559,000 in 2015 and used in 2016. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Inventories, net – Inventories, net decreased from $3,733,213 as of December 31, 2015, to $ 2,251,005 as of December 31, 2016. The decrease in inventories, net of $1,482,208, or 40%, is a result of a reserve for obsolescence of $272,000 and a reduction in inventory on hand as a result of an increase in demand and back orders.

Accounts Receivable, net – Accounts receivable, net increased from $1,557,560 as of December 31, 2015, to $2,028,360 as of December 31, 2016.  The increase in accounts receivable, net of $470,800, or 30%, was primarily a result of sales recorded in the last quarter of 2016 compare to the same period in 2015.

Prepaid Expenses and other current assets – Prepaid and other current assets decreased from $255,980 as of December 31, 2015, to $114,612 as of December 31, 2016. The decrease in prepaid and other current assets of $141,368 was primarily related to amortization of prepaid prepaid marketing expenses, from 2015.

Non-current Assets – Our non-current assets increased from $651,069 as of December 31, 2015, to $1,001,988 as of December 31, 2016. The increase in non-current assets of $350,919 or 54%, is attributable to an increase in furniture and equipment, net of $6,992, $488,054 related party receivable, Fernando Tamez who is our distributor in Spain, offset by $143,470 of amortization expenses associated with intangible assets.

Total Liabilities – Our total liabilities increased from $3,422,271 as of December 31, 2015, to $4,484,665 as of December 31, 2016. The increase in our total liabilities of $1,062,394, or 31%, is attributable to a decrease in current liabilities, partially offset by an increase in long-term debt, net of current portion.

Current Liabilities – Our current liabilities increased from $3,307,221 as of December 31, 2015, to $4,437,078 as of December 31, 2016. The increase in our current liabilities of $1,129,857, or 34%, is attributable to an aggregate net increase of $1,315,605 in accounts payable and other current liabilities, offset by an aggregate decrease of $185,748 in accrued expenses and short term debt. The aggregate net increase in accounts payable and other current liabilities was related, in part, to higher business volume and timing of payments.

Long term debt, net of current portion – Our long-term debt, net of current portion decreased from $115,050 as of December 31, 2015, to $47,587 as of December 31, 2016. The decrease of $67,463, or 59%, was primarily related to bank loans payments.  See below “Material Commitments” for additional information.

Material Commitments

Equipment Loan – During August and December 2016, the Company’s Mexican subsidiary obtained an equipment loan for MXN $848,500 or $41,050, payable in monthly installments over 30 months and payment began in September 2016.  As of December 31, 2016, the remaining outstanding amount on this equipment loan was MXN $514,657 or $24,906 and bears annual interest of 0%.

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN $2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015.  As of December 31, 2016, this bank loan was repaid.

On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN $3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2016, the remaining outstanding amount on this bank loan was MXN $1,771,802.13, or $85,744 and bears annual interest of 9.3%.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement – Period Adjustments. This ASU simplifies the accounting for adjustments made to provisional amounts recognized in a business combination; the amendments eliminate the requirement to retrospectively account for those adjustments. This ASU will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts calculated as if the accounting had been completed at the acquisition date. This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016. The adoption of this new guidance will not have a significant impact on our consolidated financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. This ASU simplifies the guidance on the subsequent measurement of inventory by requiring inventory within the scope of this update to be measured at the lower of cost or net realizable value rather than the lower of cost or market. This ASU is effective for the annual and interim reporting periods beginning after December 15, 2016. The adoption of this new guidance will not have a significant impact on our consolidated financial statements and disclosures.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. For all other entities (nonpublic entities), the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. A nonpublic entity may elect to apply this guidance earlier, however, only as prescribed in this ASU. The company completed a review of the requirements of ASU No. 2014-09 against our current accounting policies. This focused on accounting sales, discounts, shipping, sales taxes and incentives.  As a result of our review we concluded that our current accounting policies are in line with the new standard. As our business model evolves, we will continue to review the Group’s contracts and transactions with customers to ensure compliance with IFRS 15 on adoption.

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

About the preparation of this Form 10–K, our management, including the CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, As described in our Form 10-K for December 31, 2015, management had identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of those material weaknesses, our management has concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective.  However, commencing with the third quarter of 2016, management commenced a plan to remediate the material weaknesses previously identified and has concluded that, as of December 31, 2016, our disclosure controls and procedures are effective.

Plans for Remediation of Material Weaknesses

During 2016 managements remediation procedures began in two areas of our operations.  First, the company restructured the financial reporting process to improve the review function by restructuring the responsibilities of both the accounting staff and the participation of the company’s non-accounting personnel. This was done by:

-

formalizing the Company by department and holding departments fiscally responsible within their respective areas of responsibility with oversight from the Finance depart;

-

creating clarity surrounding the appropriate individuals with the authority to approve and commit Company’s resources within the executive management levels of the Company;

-

incorporating each department in the annual 2017 budget process;

-

management review of monthly sales and financial results, on a consolidated basis, which is reviewed with the Chief Financial Officer and board of directors;

-

providing direct operational insight into reported financial information in an effort to improve both its relevance and its accuracy by having department head meetings, visiting our subsidiary in Mexico, forecasting sales, reviewing customer profitability and margin contribution, and insuring the Company complies with its revenue and expense recognition policy;

-

and having the Finance department provide additional training in best practices in accounting procedures and GAAP to non-accounting personnel to improve fiscal responsibility, operations and the accuracy of reported financial information.

-

other reviews conducted periodically by the Chief Financial Officer and members of the board.

The addition of the financial review process should reduce the risk of reporting errors in the preparation and delivery of financial results.

While management continues to implement and test the financial controls to insure its remediation process continues to improve, management has not started:

-

 to restructure the chart of accounts which will improve clarity and reduce the risk of inaccurate or misposting errors and provide clearer, more informative titles and reduces redundancy;

-

formalizing its policies and procedures in writing and to improve the integration of its financial consolidation and reporting system into non-accounting departments;

-

and implement appropriate information technology controls.

We expect that work on these plans to continue into 2017, as financial resources permit. Where appropriate, the Company is receiving advice and assistance from third-party experts as it implements and refines its remediation plan.

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

As of December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2015.  In addition, management identified and disclosed those specific material weaknesses in our internal controls that persisted into the first and second quarter of 2016 in our annual 10-K report for the same year end.

As of December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. In conducting this evaluation, management took into account the information identified and conclusions reached by the non-management directors in the review as of December 31, 2016.  A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2015 that persisted through August 2016 are as follows:

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

•

We did not have effective controls over the advance of $11,500 to Abner Silva in 2013, who our auditor’s have deemed an officer. As a result, these payments were received as satisfaction of certain moneys owed to him or his affiliate companies, such payments, if any, required prior approval of our compensation committee, which approval was not received. This loan may be in violation of Section 402 of the Sarbanes Oxley Act of 2002 and such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

We also did not effectively implement comprehensive entity level internal controls and were unable to adequately segregate duties within the accounting department due to an insufficient number of staff, and implement appropriate information technology controls.

The specific material weaknesses that management identified in our internal controls in our 10-K as of December 31, 2015 that have been remediated during the second half of 2016 are as follows:

•

The Company hired a Controller on October 31, 2016 with technical accounting and SEC experience to manage treasury functions, accounts credit & collections, accounts payable, and order entry departments.  The Controller is responsible for preparing standalone financials in accordance with United States generally accepted accounting principles quarterly, and monthly by April 1, 2017. In addition the Company hired two additional accounting interns to assist in the month end close, account reconciliations and various projects

•

All credit card expenditures require support and submission of an expense report for reimbursement.  All expense reports are approved by each department head and by the Controller prior to reimbursement.  Undocumented expenditures are not processed.

•

All sales require a valid customer purchase order and price adjustments to the Company’s pricing are approved by the Finance Department to insure adherence to the Company’s revenue recognition policy.  All exceptions are reviewed by the Finance Department.

•	Issuance of any of the company’s common stock based payments or awards to anyone requires board approval, without exception, and published in the board minutes.
•

Management’s corporate policy adopted by the board during 2016 requires any product sales contract in excess of $1,000,000 be vetted and approved by the board.  In addition, during the second quarter of 2016, the Finance Department began to monitor sales orders for compliance with sales terms on purchase orders and to insure compliance with the company’s revenue recognition policy.

•

During the second quarter of 2016, the Finance department began to monitor and approve all requests for the issuance of a customer credit to insure validity to the claim and maintain compliance with the company’s revenue recognition policy.

•

During the third quarter of 2016, the Finance Department requires new customers to complete a background check for credit worthiness prior to processing any order into sales, except for advance payment where we may ship prior to the completion of the background check.

•	During 2016, the board adopted a policy that discourages advances, expenses and other illegal activities.

Throughout the year ended 2014, 2015 and 2016, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000, $40,000 and $48,000 through August 2016, respectively, which were for non-business related goods and services.  For the year ended 2016, the amount above includes $27,000 for use of a leased vehicle and related car insurance which was approved by the board of directors and $10,000 owed us from Mr. Khesin for certain legal fees paid on his behalf. The Company owes Mr. Khesin $44,100 related to medical contributions incorrectly deducted from his salary from 2013 – 2015.  Pursuant to his executive employment agreement, $50,000 in shares were to be payable in shares of the Company's common stock each fiscal year-end.

While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014, 2015, and 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company for 2014 and 2015. The Company’s Audit Committee has agreed with the findings for 2014 and 2015. On September 29, 2016. The Company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016. See "Controls and Procedures" and "Executive Compensation" below.

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

Since our inception, we have relied on an outside accounting consultants to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultants are U.S. certified public accountants. On October 31, 2016 the Company hired a controller to be responsible for the timely and accurate preparation of our financial statements in conformity to U.S. GAAP. The Contoller joins our Chief Financial Officer, who also has the requisite expertise in U.S. GAAP, to help remediate the material weaknesses in our internal control over financial reporting and prevent future errors in our financial statements which could lead to a restatement of those financial statements.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended December 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director Since
Daniel Khesin (1)	37	Director and Chief Executive Officer	2007
Estella Ng	59	Director	2016
Yasuhiro Fugiwara	49	Director	2016
Elina Yubov	28	Director	2016
Myron Lewis	84	Director	2016

(1)

Daniel Khesin was replaced by Yasuhiro Fujiwara, as Chairman of the Board of Directors on September 21, 2016.

Daniel Khesin has served as our President and Chairman of the board of directors since January 2007, our inception.  Also, since our inception, Mr. Khesin also served as our Chief Executive Officer until October 2015 and as our Chief Financial Officer until January 2016.   Prior to January 207, Mr. Khesin was Chief Executive Officer of DK Design Group, Inc., a professional audio company, where he managed investments, engaged in the incubation of new technology and developed a distribution network from January 2004 to 2005. Previously, Mr. Khesin was Vice President of Operations of Free Razor, LLC, a continuity program for personal care products from 2003 to 2004. Mr. Khesin attended Hunter College. Mr. Khesin brings to the Board his extensive knowledge of the Company’s product and its business since he was a founder of the Company.

John Power, aged 49, was appointed as Chief Financial Officer and Chief Administrative Officer of the Company on September 12, 2016.  Mr. Power will have supervision of all Financial and Administrative aspects of the Company including capital management, banking relationship, regulatory relationships, professional service provider relationships, MIS, Compliance, and Labor Relations.  Mr. Power has a B.S. in Finance from Manhattan College, an M.B.A. From Dowling College, and is an Assistant Professor in the MBA program at Mercy College.

Dr. Fernando Tamez, aged 34, has served as our President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary acquired in November 2012 and has acted as our interim Chief Operating Officer since November 1, 2016.  Dr. Tamez oversees domestic and international operations encompassing production, distribution, marketing, sales and research & development.  Dr. Tamez graduated from Universidad La Salle Facultad Mexicana de Medicina (La Salle University Mexico, School of Medicine) in 2006 with a medical degree and graduated from Universidad Iberoamericana in 2009 with a degree in business administration.

Yasuhiro Fujiwara, is founder and CEO of Asiapia Ltd. (formerly Asia Principal Investment and Advisory Ltd.). from May 2015 through the present.  He was head of equities Asia ex-Japan and Head of Equity Derivatives Trading Asia Pacific, Nomura Int’l (HK), Asia ex-Japan executive committee member.  Mr. Fujiwara served as Co-Head of Global Markets & Head of Equities Asia Pacific, Bank of America Merrill Lynch December 2007 –January 2012 (in Hong Kong), Board of Director of Merrill Lynch Japan Securities Co., Ltd. During the late 1990’s, Mr. Fujiwara was head of equities trading at UBS Tokyo and in the early 1990s; he was an equities derivatives trader in Tokyo and Hong Kong.  Overall, Mr. Fujiwara has 25 years of investment banking and capital markets industry experience in Asia Pacific equities, fixed income, currency and commodities in global financial institutions.  Mr. Fujiwara focused on corporate governance and control in his senior management experiences and has served on various executive committees, corporate board of director positions in multiple global organizations.  He received his BA in Law from Waseda University in Tokyo Japan in March 1990. On September 21, 2016, Mr. Fujiwara replaced Mr. Khesin as Chairman of the Board of Directors.

Estella Ng: Ms. Ng is currently the Deputy Chairman, Chief Strategy Officer and Chief Financial Officer of Tse Sui Luen Jewellery (International) Limited, which is listed on the Hong Kong Stock Exchange, and is responsible for Group Finance and other administrative functions as well as defining corporate strategies.  From January 2008 to April 2014 she served as Chief Financial Officer of Country Garden Holdings Limited, which is also listed on the Hong Kong Stock Exchange.

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

Myron Lewis, was co-founder and CEO of MU-Vision, Inc, Mr. Lewis was responsible for setting the overall direction and product strategy of the Company which was involved in the development of systems able to identify nuclear bombs and shielded radioactive materials in cargo carriers.  He was president of KeyGen Corp. where he directed the operation of its Automatic Synchronized Key Generator ™ for generating keys to be used with encrypting applications.  He served as the Vice President of GOOD NEWS! Public Relations as a director of its High Tech and Industrial Division.  He was Director of Product Development for a company in the industrial group of White Consolidated Industries (now A.B. Electrolux). Overall, Mr. Lewis has over fifty years of experience in many areas of applied science: Computer Science and Software; Computer Systems and Security; Network and Satellite Communications; Electronics; Machine Tools and Automation; Materials Fabrication; Fiber Optics; Process Control Instrumentation; Laboratory Astrophysics; Plasma Physics; Nuclear Physics; and Aerodynamics. Mr. Lewis has over 40 years of experience as Manager/Vice President/President/Founder/CEO of various companies in Technology, Marketing, Communications/Public Relations, Applied Research, Defense (US Government) and Manufacturing.  Mr. Lewis earned a B.S. in Physics from Carnegie Mellon University in 1954 and received his M.S. in Physics from Suffolk University in 1970.

Elina Yuabov, Esq., is currently with TD Securities (USA) LLC as Vice President, Global Counterparty Credit-Global Counterparty Management since August 2013.  Prior to August 2013, Ms. Yuabov was legal consultant with BNP Paribas, Dodd-Frank Title VII Derivatives Regulation where she was served as ISDA Dodd-Frank Protocol Team Leader, responsible for the management of the daily tasks of eleven secondees and served as a liaison between the banks and the Team.  Ms. Yuabov is a 2007 graduate of Italian language and culture from Universita per Stranieri Di Perugia, Italy.  She earned her B.A. in History in 2009 from City University of New York and her law degree from St. John’s University School of Law in 2012.

Committees of the Board of Directors

We have three committees of the Board of Directors - a compensation committee, an audit committee, and a nominating and corporate governance committee.

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

The compensation committee was formed to review executive, director and employee compensation policies and procedures. The nominating and corporate governance committee was formed: (1) to assist the board by identifying individuals qualified to become board members, and to recommend for selection by the board the director nominees to stand for election for the next annual meeting of our shareholders; (2) to recommend to the board director nominees for each committee of the board; (3) to oversee the evaluation of the board and management, and (4) to develop and recommend to the board a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.  The nominating and corporate governance committee chairman is Mr. Lewis and its members are Ms. Ng, Mr. Fujiwara and Ms. Yuabov.

Most exchanges require director nominees to be either selected, or recommended for the board of directors’ selection, either by a majority of our independent directors or our nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting those individuals to recommend to the entire board of directors for election to the board. The committee will consider candidates for directors proposed by security holders. The nominating and corporate governance committee has no formal procedures for submitting candidates and, until otherwise determined, accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. If the committee believes it to be appropriate, committee members may meet with the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire board of directors to stand for election to the board.

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

Currently four of our directors are “independent,” as defined under the OTC Markets Listing Rules.

Item 11.

Executive Compensation.

The following table summarizes the "total compensation" of our named executive officers for 2016, excluding any reimbursement of out-of-pocket travel, lodging and entertainment expenses which we may have paid, according to the rules promulgated by the SEC.

2016 Summary Compensation Table

Name/Principal Position	Year	Salary	Bonus	Stock Awards	Options	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Renee Barch-Niles, Chief Executive Officer	2015	$37,121	$26,640	$51,594(1)	—	—	—	$33,662(2)	$149,017
Daniel Khesin,	2016	$290,000	—	—	—	—	—	$48,000	$378,000
CEO and President (3)	2015	$250,000(4)	$25,030	—	—	—	—	$40,000	$315,030
John Power, CFO and CAO	2016	$200,000	—	$67,335	—	—	—	—	$267,335
Fernando Tamez, COO	2016	$200,000	—	$50,000	—	—	—	$60,000	$310,000

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

(4)

As per Mr. Khesin’s employment agreement, his base salary includes $50,000 payable in shares of common stock valued at the closing price at the end of each calendar year during the term of the agreement.  However, during 2015, Mr. Khesin received cash of $50,000 in lieu of shares of the common stock.

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

John Power, Chief Financial Officer and Chief Administrative officer

John Power was appointed as Chief Financial Officer and Chief Administrative Officer of the Company on September 12, 2016.  As Chief Financial Officer his annual base salary shall be $200,000. Furthermore, Mr. Power shall be entitled to receive an annual performance bonus, payable in stock based on achieving annual targets set by the board of directors.

Dr, Fernando Tamez, Chief Operating Officer

Dr. Fernando Tamez has served as our President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary acquired in November 2012 and has served as interim Chief Operating Officer since November 1, 2016.  As interim Chief Operating Officer his annual base salary shall be $200,000. Furthermore, Mr. Tamez shall be entitled to receive an annual performance bonus, payable in stock based on achieving annual targets set by the board of directors.

Director Compensation

The following table summarizes the compensation paid by us to our directors for 2015, excluding any reimbursement of out-of-pocket travel and lodging expenses which we may have paid.

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Yasuhiro Fugiwara	$—	$67,000	$67,000
Daniel Khesin	$—	$67,000	$67,000
Estella Ng	$—	$67,000	$67,000
Elina Yubov	$—	$67,000	$67,000
Myron Lewis	$—	$67,000	$67,000

Outstanding Equity Awards At Fiscal Year-End

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares and percentage of all shares of common stock issued and outstanding as of December 31, 2016, held by any person known to us to be the beneficial owner of 5% or more of our outstanding common stock, by each executive officer and director, and by all directors and executive officers as a group. As of December 31, 2016, we had 23,537,300 shares of common stock issued and outstanding. The persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Unless otherwise noted below, the address for each shareholder is 1601 Green Road, Suite 301, Pompano Beach, Florida 33064.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
John Power		*
Fernando Tamez	466,515	2%
Daniel Khesin (1)	4,211,173	18%
Yasuhiro Fujiwara	251,000	1%
Estella Ng		*
Elina Yubov		*
Myron Lewis		*
All current officers and directors as a group (7 persons)		19%
Frigate Ventures LP and M5V Advisors Inc. private fund (2)	1,473,643	6%

———————

* Less than 1%

(1)

On May 14, 2015, Daniel Khesin entered into a loan agreement whereby he pledged 825,000 shares of company stock as collateral. These shares were transferred to be held as collateral by Stock Loan Solutions, LLC. Mr. Khesin received notice of loan forgiveness from the Internal Revenue Service on February 28, 2017. The company has been unsuccessful in its attempts to contact Stock Loan Solutions, LLC, either directly or through its attorneys, and cannot determine how many of the pledged shares remain in their possession or were sold in satisfaction the loan.

(2)

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

In September 1, 2009, we entered into a 10-year exclusive distribution agreement for Brazil with Gamma Investors, which also provided for minimum purchases and certain consulting services, in exchange for 300,000 shares of common stock. The agreement was amended and restated in August 2011. The principal of Gamma Investors, Ezio da Fonseca, was also a former shareholder of the Company.

Throughout the year ended 2014, 2015 and 2016, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000, $40,000 and $48,000 through August 2016, respectively, which were for non-business related goods and services.  For the year ended 2016, the amount above includes $27,000 for use of a leased vehicle and related car insurance which was approved by the board of directors and $10,000 owed us from Mr. Khesin for certain legal fees paid on his behalf. The Company owes Mr. Khesin $44,100 related to medical contributions incorrectly deducted from his salary from 2013 – 2015.  Pursuant to his executive employment agreement, $50,000 in shares were to be payable in shares of the Company's common stock each fiscal year-end.

While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014, 2015, and 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company for 2014 and 2015. The Company’s Audit Committee has agreed with the findings for 2014 and 2015. On September 29, 2016. The Company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016. See "Controls and Procedures" and "Executive Compensation".

Item 14.

Principal Accounting Fees and Services.

The following table shows the fees paid by us to Marcum LLP, MaloneBaily (*) and BF Borgers CPA, our current independent registered public accounting firm, for 2016 and 2015.

Marcum LLP,	2016	2015
Audit Fees (1)	$—	$304,350
Audit Related Fees (2)	$—	$35,450
Tax Fees	$—	$—
All Other Fees	$—	$—

BF Borgers CPA PC,	2016	2015
Audit Fees (1)	$150,000	$230,000
Audit Related Fees (2)	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(*) The Company engaged MaloneBaily LLP (“MaloneBaily”) as its independent registered public accounting firm on May 2, 2016. On August 10, 2016, MaloneBaily was dismissed. The Company has paid MaloneBaily $90,000 to date and was billed $250,000 for unfinished services. The Company brought up certain pre-litigation disputes against MaloneBaily and on December 8, 2016 received $100,000 as settlement for the reimbursement of the fees paid to date.

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Documents filed as part of the report.

(1)

All Financial Statements

(2)

Financial Statements Schedule

(3)

Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement Effective February 19, 2016 (1)
3.1	Daniel Khesin Employment Agreement dated December 16, 2013 (2
3.2	Amendment Agreement Effective January 3, 2014 (3)
3.3	List of subsidiaries of the Company (5)
23.1	Consent of BF Borgers, CPA, PC (Provided herewith)
31.1	Certification Pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) (Provided herewith)
32.1	Certification Pursuant to Section 1350 (Provided herewith)
32.2	Certification Pursuant to Section 1350 (Provided herewith)
99.1	Code of Ethics (3)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 31, 2017	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
President/Chief Executive Officer

Date: March 31, 2017	By:	/s/ John Power
John Power Chief Financial Officer/ Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Myron Lewis	Director	March 31, 2017
Myron Lewis

/s/ Yasuhiro Fujiwara	Director	March 31, 2017
Yasuhiro Fujiwara

/s/ Elina Yuabov	Director	March 31, 2017
Elina Yuabov

/s/ Estella Ng	Director	March 31, 2017
Estella Ng

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, the Board of Directors and Shareholders of DS Healthcare Group, Inc.

We have audited the accompanying consolidated balance sheets of DS Healthcare Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DS Healthcare Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

March 31, 2017

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Balance Sheets

	As of December
	2016	2015
ASSETS

Current Assets
Cash	$322,319	$4,517,604
Accounts receivable, net	2,028,360	1,557,560
Inventories, net	2,251,005	3,733,213
Prepaid expenses and other current assets	114,612	255,980
Total Current Assets	4,716,296	10,064,357

Furniture and Equipment, net	106,531	99,539
Intangible Assets, net	340,295	483,765
Other Assets	555,162	67,765

TOTAL ASSETS	$5,718,284	$10,715,426

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities
Accounts payable	$2,413,000	$1,235,152
Accrued expenses	1,235,914	1,400,552
Other current liabilities	712,232	574,475
Short-term portion of long-term debt	75,932	97,042
Total Current Liabilities	4,437,078	3,307,221

Long Term Debt, net of current portion	47,587	115,050

TOTAL LIABILITIES	4,484,665	3,422,271

COMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued
and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 300 million shares authorized: 23,537,330 and
22,556,765 shares issued and outstanding at
December 31, 2016 and 2015, respectively	23,538	22,557
Additional paid-in-capital	29,060,555	28,308,784
Accumulated deficit	(27,918,109)	(20,978,751)
Accumulated comprehensive income	67,635	(59,435)
Total Shareholders' Equity	1,233,619	7,293,155

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$5,718,284	$10,715,426

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the Year Ended
	December 31,
	2016	2015

Net Revenue	$12,947,175	$11,777,760
Cost of Goods sold	6,501,871	5,377,518

Gross Profit	6,445,304	6,400,242

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	1,049,052	3,491,723
Marketing and promotion	1,810,436	3,705,481
Other selling and marketing expenses	1,957,166	1,823,342
	4,816,654	9,020,546
General and administrative
Salary and personnel costs	2,741,338	2,628,313
Professional fees and consulting costs	4,511,695	3,329,365
Personal expenses paid for Daniel Khesin (See Note 10)	38,000	40,000
Other general and administrative expenses	1,073,205	1,604,146
	8,364,238	7,601,824
Total operating costs and expenses	13,180,892	16,622,370

Operating Loss	(6,735,588)	(10,222,128)

Other Income (Expense)
Acquisition loss	(250,000)	—
Impairment of intangible asset	—	(337,500)
Interest expense	(140,456)	(117,026)
Other	282,100	64,542
Total other income (expense)	(108,356)	(389,984)

Net Loss	(6,843,944)	(10,612,112)

Income tax provision	95,414	130,694
Net Loss Attributable to Common Shareholders	$(6,939,358)	$(10,742,806)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	22,597,693	17,825,166
Net Loss per share	$(0.31)	$(0.60)

Other Comprehensive Loss:
Foreign currency translation adjustment	$194,648	$3,949
Comprehensive loss	$(7,134,006)	$(10,738,857)

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Changes in Equity

For the Period From January 1, 2015 to December 31, 2016

					Additional					Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

January 1, 2015			16,202,268	$16,202	$14,839,694	$(2,500)	$(10,235,944)	$(63,384)	$4,554,068	$(38,430)	$4,515,638

Shares Issued:
Sold to private investors			1,045,000	1,045	1,016,455	2,500	—	—	1,020,000	—	1,020,000
Private investment in public equity			2,000,000	2,000	4,998,000	—	—	—	5,000,000	—	$5,000,000
Less: Issuance costs			—	—	(486,000)	—	—	—	(486,000)	—	(486,000)
For services
Investor relations			1,111,905	1,112	2,232,350	—	—	—	2,233,462		2,233,462
Distributors			832,500	833	2,296,167	—	—	—	2,297,000	—	2,297,000
Consulting			925,800	926	2,353,639	—	—	—	2,354,565	—	2,354,565
Employee/Board of Directors fees			185,984	186	440,911	—	—	—	441,097	—	441,097
Share-Based Payment Awards			—	—	—	—	—	—	—	—	—
Amortization of share-based payment awards			—	—	179,172	—	—	—	179,172	—	179,172
Issuance of common stock related to share-based payment awards			32,106	32	(32)	—	—	—	—	—	—
Conversion into common shares:
Debt converted			191,202	191	386,909	—	—	—	387,100	—	387,100
Warrants activities:
Warrants issued			—	—	26,049	—	—	—	26,049	—	26,049
Warrants exercised			30,000	30	25,470	—	—	—	25,500	—	25,500
Other Comprehensive Income			—	—	—	—	—	3,949	3,949	—	3,949
Net Loss			—	—	—	—	(10,742,807)	—	(10,742,807)		(10,742,807)
Write-off of Non-Controlling Interest Receivable			—	—	—	—	—	—	—	38,430	38,430

December 31, 2015	—	$—	22,556,765	$22,557	$28,308,784	$—	$(20,978,751)	$(59,435)	$7,293,155	$—	$7,293,155

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Changes in Equity (Continued)

For the Period From January 1, 2015 to December 31, 2016

					Additional					Non-
	Preferred Stock		Common Stock		Paid In	Stock	Accumulated	Comprehensive	Shareholders'	Controling	Total
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Income	Equity	Interest	Equity

December 31, 2015	—	$—	22,556,765	$22,557	$28,308,784	$—	$(20,978,751)	$(59,435)	$7,293,155	$—	$7,293,155

Shares Issued:
For services
Consulting			237,973	238	174,512	—			174,750		174,750
Employee/Board of Directors fees			742,592	743	577,259				578,002		578,002
Other Comprehensive Income								127,070	127,070		127,070
Net Loss							(6,939,358)		(6,939,358)		(6,939,358)

December 31, 2016	—	$—	23,537,330	$23,538	$29,060,555	$—	$(27,918,109)	$67,635	$1,233,619	$—	$1,233,619

See accompanying notes to consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(6,939,358)	$(10,742,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,795	202,344
Acquisition loss	250,000	—
Impairment of intangible assets	—	337,500
Settlement of minority interest	—	38,430
Provision of bad debts	62,774	401,522
Recovery of obsolete inventory	460,026	(7,717)
Stock issued for services	752,751	7,531,347
Non-cash interest expenses	—	37,100
Changes in operating assets and liabilities:
Accounts receivable, net	(533,574)	(226,242)
Inventories, net	1,022,182	137,036
Prepaid expenses and other current assets	141,368	22,734
Other assets	(487,395)	(5,518)
Accounts payable	1,177,848	(251,606)
Accrued expenses	(414,638)	329,011
Other current liabilities	137,757	(312,347)
Net cash used in operating activities	(4,245,464)	(2,509,212)

Cash Flows from Investing Activities:
Purchase of furniture and equipment	(48,582)	(7,137)
Net cash used in investing activities	(48,582)	(7,137)

Cash Flows from Financing Activities:
Proceeds from loans and notes	—	187,095
Repayment of loans and notes	(88,574)	—
Proceeds from sale of common stock	—	1,020,000
Proceeds from private placement	—	5,000,000
Less issuance cost	—	(486,000)
Proceeds from exercise of warrants	—	25,500
Net cash (used in) provided by financing activities	(88,574)	5,746,595

Effect of exchange rate changes on cash	187,335	158,802

(Decrease) Increase in cash	(4,195,285)	3,389,048
Cash, Beginning of Period	4,517,604	1,128,556

Cash, End of Period	$322,319	$4,517,604

Supplemental Information:
Cash paid for interest	$14,164	$52,547

Supplemental Noncash Investing and Financing Activities
Conversion of note and accrued interest to common stock	$—	$387,100

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

The consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Polymer Inc., and Divine Skin Laboratories, S.A. de CV (“DS Mexico”). Also included in the consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC (“Velocity”), which were accounted for as Variable Interest Entity (“VIE”) through October 31, 2016. All significant intercompany balances and transactions have been eliminated in consolidation. As of November 1, 2016, Velocity employees have been hired directly by DS Healthcare and the VIE is no longer used.

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

Prior Period Reclassifications

Prior period financial statement amounts have been reclassified to conform to current period presentation.  These reclassifications had no effect on previously reported net loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these consolidated financial statements include:

•	Estimates of allowances for uncollectable accounts receivable,
•	Estimates of inventory obsolescence and overhead and labor cost allocations,
•	Estimates assuming future earning capacity of our intangible assets,
•	Estimates of value of equity transactions for services rendered,
•	Estimates of returned or damaged product,
•	Estimates made in connection with our acquisition loss reserve, and
•	Estimates made in our deferred income tax calculations, for which there is a full valuation allowance.

Cash

The Company maintains its cash in financial institutions located in the United States and Mexico. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At December 31, 2016 and 2015, the allowance for uncollectable accounts, including reserves for product returns and advertising credits, was $725,929 and $663,151, respectively.

Inventories

Inventory is reported at the lower of cost or market on the first-in, first-out method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. At December 31, 2016 and 2015, the reserve for inventory obsolescence was $651,641 and $379,615, respectively.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciation is provided using the double declining balance depreciation method in the United States and the straight-line depreciation method in Mexico over the estimated useful lives of the assets, which range from 5 to 7 years. The difference between the methods was deemed de minimums to the consolidated financial statements. The Company recorded $52,258 and $71,208 in depreciation expense for 2016 and 2015, respectively. Accumulated depreciation was $273,916 and $340,200 at December 31, 2016 and 2015, respectively. Expenditures for repairs and maintenance of equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASU No. 2014-09, “Revenue from Contracts with Customers”, which establishes core principle of the revenue recognition that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The Company recognizes revenue when all of the following four criteria are met:

•	Identify the contract(s) with a customer,
•	Identify the separate performance obligations in the contract,
•	Determine the transaction price, and
•	Allocate the transaction price to the separate performance obligations.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development

The Company currently maintains a functional laboratory employing a full time chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations. In addition, Mr. Khesin devotes a portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the consolidated statements of operations, and amounted to $178,034 and $154,308 for 2016 and 2015, respectively.

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

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Management believes that significant uncertainty exists with respect to future realization of the deferred tax asset and has therefore recorded a full valuation allowance for 2016 and 2015. Income tax expense during the year ended December 31, 2016 and 2015 was for our Mexican subsidiary.  No provision was made for U.S. or foreign taxes on undistributed earnings of DS Mexico, as such earnings are considered to be permanently reinvested.  It is not practicable to determine the amount of additional tax, if any, that may be payable on the undistributed foreign earnings.

Earnings Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive were -0- and 444,213 for 2016 and 2015, respectively.

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

NOTE 3 – LIQUIDITY AND GOING CONCERN

We have sustained operational losses since our inception. At December 31, 2016, we had an accumulated deficit of $27,918,109.  The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of December 31, 2016, we had $322,319 in cash and cash equivalents. While we have historically financed operations and growth primarily through the successful issuance and sale of shares of our common stock and the issuance of promissory notes, the Company has started several new revenue initiatives creating additional products and cost cutting measures, we cannot predict our success with these products or projects, since all are currently under way and in various stages of completion.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Significant components of inventory at December 31, 2016 and 2015 consist primarily of:

	2016	2015

Bulk product and raw materials	$1,739,309	$2,320,536
Work in process	196,451	376,849
Merchandise inventory	815,103	1,315,037
Inventory in transit	151,784	100,406
Total	2,902,647	4,112,828

Less: Allowance	(651,642)	(379,615)
	$2,251,005	$3,733,213

We evaluated the inventory at December 31, 2016 and 2015 and reserved $651,642 and $379,615, respectively, as an allowance for slow moving and obsolete inventory. The allowance applies primarily to bulk product and raw materials where the chemical components have expired and the bottles, pumps and packaging materials are no longer being used in current production due to packaging changes or were in excess of quantities needed based on current production consumption. Generally, merchandise inventory does not require a reserve due to its rapid turnover.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2016 and 2015 consist primarily of:

	2016	2015
Prepaid insurance	$65,752	$86,152
Prepaid value added tax	14,823	62,217
Prepaid marketing	—	107,611
Pending VAT and other current assets	34,037	—
	$114,612	$255,980

Prepaid vendor trade credits – Represents trade credits received from a third-party vendor that the Company may use to purchase goods and/or services in future periods.

Prepaid marketing – Represents payments made to a vendor for marketing related services that will be received in future periods.

Prepaid VAT – Represents payments made by our Mexican subsidiary to tax authorities for the value-added tax imposed on commercial transactions.

NOTE 6 – INTANGIBLE ASSETS

Significant components of intangible assets at December 31, 2016 and 2015 consist of:

	2016	2015

Distribution rights in Brazil	$750,000	$750,000
Less: Accumulated amortization	(750,000)	(750,000)
Net distribution rights	$—	$—

DS Mexico customer list	$590,821	$704,087
Less: Accumulated amortization	(273,528)	(247,734)
Net customer list	317,293	456,353

Goodwill	23,002	27,412
	$340,295	$483,765

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (Continued)

Brazilian distribution rights –The Company signed a 10-year exclusive distribution agreement in Brazil. The transaction was valued at $2.50 per share. The Company, through its exclusive distributor, former joint venture partner and current shareholder, is currently commercializing its product lines and products for the Brazilian market, which was introduced in the 4th quarter of 2012. Such rights are being amortized over 10 years.  We recorded $0 and $18,750 of amortization for 2016 and 2015, respectively.  During 2015, the remaining unamortized distribution rights were fully impaired due to delayed sales attributable to the Brazilian distributor rights, resulting in an impairment charge of $337,500 in the accompanying statement of operations.

DS Mexico customer list – In connection with the acquisition of our Mexican distributor, in November 2012, we acquired the customer list which was recorded at its fair value as determined by an independent appraiser. The asset is being amortized over its estimated useful life of 9 years.  We recorded amortization of $72,537 and $85,309 of amortization expense for 2016 and 2015, respectively.  The remaining unamortized amount as of December 31, 2016 of $317,293 will be amortized as follows: $72,537 for 2017, 2018, 2019 and 2020, and $27,145 for thereafter.

Goodwill –In connection with the acquisition of our Mexican distributor, DS Mexico, we acquired goodwill which represents the excess of the fair value of consideration given over the fair value of the assets acquired. The change in goodwill from $27,412 at December 31, 2015 to $23,002 at December 31, 2016 represents foreign currency translation of the MXN functional currency subsidiary goodwill.  The asset is not being amortized; however, the Company will access the asset for impairment annually.  At December 31, 2016, no impairment was considered necessary.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and 2015 consist of:

	2016	2015
Accounting & legal fees	$290,000	$164,550
Acquisition loss reserve	250,000	—
Advertising and marketing	11,500	11,500
Commissions	74,483	393,442
Facilities	37,780	115,118
Fees / interest	—	22,933
Investor relations	78,750	78,750
Production materials	115,145	115,145
Stock awards	202,143	392,473
Salaries and benefits	88,100	56,602
Warehouse	5,000	48,529
Others	83,013	1,510
	$1,235,914	$1,400,552

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2016 and 2015 consist of:

	2016	2015
Customer deposits	$404,866	$97,042
Credit cards	78,575	175,543
Marketing and promotional programs	1,836	51,626
Taxes and VAT payable	158,998	216,461
Insurance premium financing	—	15,000
Vendor financing	—	13,075
Other current liabilities	67,957	5,728
	$712,232	$574,475

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – DEBT

Equipment Loan – On December 10, 2012, the Company entered into a loan agreement for $53,900 to purchase certain warehouse equipment.  The loan provides for monthly payment of 60 months and bears interest of 5.95%.  Payments began on February 18, 2013.  As of December 31, 2016, the outstanding equipment loan balance was $12,869.

During August and December 2016, the Company’s Mexican subsidiary obtained equipment loans totaling MXN $848,500 or $41,050, payable in monthly installments over 30 months with payments beginning in September 2016. As of December 31, 2016, the remaining outstanding amount on this equipment loan was MXN $514,657 or $24,906 and bears annual interest of 0%.

Bank Loans - On June 25, 2015, the Company’s Mexican subsidiary obtained a bank loan for MXN $2,000,000 or $127,715, payable in monthly installments over 36 months and payment began in July 2015.  As of December 31, 2016, this bank loan was repaid.

On July 6, 2015, the Company’s Mexican subsidiary obtained another bank loan for MXN $3,150,000 or $201,151, payable in monthly installments over 36 months and payment began in August 2015.  As of December 31, 2016, the remaining outstanding amount on this bank loan was MXN $1,771,802, or $85,744 and bears annual interest of 9.3%.

Promissory Notes – During the fourth quarter of 2014, the Company entered into a $350,000 promissory note with a private party. The promissory note was due on May 28, 2015.  On June 1, 2015, the parties agreed to convert the note plus accrued interest to common shares and the Company issued 191,202 common shares valued at $387,100 on September 15, 2015.  With the same lender, in 2015, the Company entered into a $450,000 promissory note, as amended, on September 1, 2015.  The note was secured by inventory, provided interest at 1% per month and had a maturity date of December 31, 2015. The note was paid off in full on December 23, 2015, excluding accrued interest of $22,933. In connection with issuing the note, the Company also issued warrants to purchase 30,000 common shares at $0.85 per share with an expiration date of April 20, 2017 and 10,000 common shares at $2.50 per share with an expiration date of September 1, 2017.  The warrants had an aggregate estimated fair value of $26,048.  On September 15, 2015, the warrant for 30,000 common shares was exercised.

As of December 31, 2016, the aggregate annual maturities of our debt are as follows:

	2017	2018	2019	Total
Equipment Loans	$23,250	$10,676	$3,849	$37,775
Bank loan	52,682	33,062	—	85,744
Total Debt	75,932	43,738	3,849	123,519
Less: Short Term Debt	(75,932)	—	—	(75,932)
Total	$—	$43,738	$3,849	$47,587

NOTE 10 – COMMITMENTS AND CONTINGENCIES

For 2016 and 2015, the Company operated under several material agreements as listed below:

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

•

The Company was a party to a lease for sales facilities located in Ashville, North Carolina.  The lease provided for monthly rent of $4,725 and expired on December 31, 2015.  In September 2014, the Company relocated this office to its Florida location, and in 2015 was in negotiations with the landlord to settle the lease abandonment suit.  The suit calls for payment of $73,000. As of December 31, 2015, the Company recorded a liability of $85,042, which represented the aggregate monthly rent from the date of abandonment to the lease expiration date for the Asheville suit.  On September 21, 2016, the Company was notified it received a default judgement in the amount of $73,000. On December 19, 2016 the company settled the lawsuit for $25,000.

The Company accounts for its facility leases using the straight-line method and incurred $464,865 and $535,012 in total rent expense for 2016 and 2015, respectively.

The Company is committed to lease payments over the next five years as follows:

	2017	2018	2019	2020	Total
Facility Leases
Deerfield, FL (HQ/Production)	$457,238	$470,298	$278,882	$—	$1,206,418
Mexico City, Mexico (Sales)	4,614	4,614	—	—	9,228
	$461,852	$474,912	$278,882	$—	$1,215,646

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016.   The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands is scheduled for October 17, 2016, in Miami, Florida.  As a result of this mediation hearing and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties are negotiating the precise terms of the Court stipulations that will need to be filed. Agreements on the terms of inter-defendant releases are pending approval by both sides. The final settlements will also need to be approved by the Court.

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”) filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of USD $3 million. An initial case management conference occurred on October 13, 2016, however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference was scheduled for October 13, 2016, however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

On December 28, 2015, the Company, our Chief Executive Officer, Daniel Khesin individually, and Abner Silva, a former consultant and employee was named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former investor relations contractor claiming monetary damages and allegations of using material or false misrepresentations.  The Plaintiff’s complaint alleges owed compensation in stock and cash. Management vigorously defended the action and an Order of Dismissal With Prejudice was achieved on January 5, 2017.

The Company accounts for its facility leases using the straight-line method and incurred $-0- and $53,012 in total rent expense for 2016 and 2015, respectively, for a facility located in Asheville, North Carolina (“Asheville”). In 2015, the Company was served a suit in connection to its Asheville abandoned office lease. The suit calls for payments of $73,000. On September 21, 2016, the Company was notified it has received default judgement in the amount of $73,000. The Company reached a settlement in the matter of this complaint in the amount of $25,000 in September 2016.

The Company has received several pre-litigation demand letters from various former employees, including but not limited to a demand for alleged past wages, shares and commissions on various sales which do not qualify as revenue under GAAP guidance from former Chief Executive Officer, Renee Barch-Niles. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

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

Purchase commitments

In order to secure an adequate supply of raw materials, the Company executes purchase orders to its suppliers as evidence of its intent to purchase materials. Purchase orders outstanding at December 31, 2016 totaled $532,057.

Contract contingencies

Our distribution agreement with Gamma Investors, a shareholder of the Company, provides that in the event we terminate the agreement without cause, we are required to repurchase all products held in Gamma’s inventory and pay Gamma a fee equal to the greater of the prior 12-month product purchased by Gamma or $2 million.  Transactions with Gamma have been the minimums to date.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

Throughout the year ended 2014, 2015 and 2016, Daniel Khesin, the Company's former chief executive officer and former chief financial officer, received in addition to base compensation, reimbursement and payroll advances of expenses of approximately $76,000, $40,000 and $48,000 through August 2016, respectively, which were for non-business related goods and services.  For the year ended 2016, the amount above includes $27,000 for use of a leased vehicle and related car insurance which was approved by the board of directors and $10,000 owed us from Mr. Khesin for certain legal fees paid on his behalf. The Company owes Mr. Khesin $44,100 related to medical contributions incorrectly deducted from his salary from 2013 – 2015.  Pursuant to his executive employment agreement, $50,000 in shares were to be payable in shares of the Company's common stock each fiscal year-end.

While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him on a monthly basis under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014, 2015, and 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

As a consequence of these activities, the company received notice from its independent auditor of potential illegal acts concerning payments of personal expenses by the Company for 2014 and 2015. The Company’s Audit Committee has agreed with the findings for 2014 and 2015. On September 29, 2016. The Company, in accordance with Section 10A of the Securities and Exchange Act of 1934, informed the Commission in a letter also dated September 29, 2016.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

John Power

Effective September 12, 2016, the Company entered into an executive employment agreement with John Power, its current chief financial officer, to serve as chief financial officer, for an initial term through September 11, 2018 (the “Initial Term”) and thereafter automatically renewed for successive one year terms (each, a “Renewal Term”), unless terminated upon six months’ prior written notice (a “Non-Renewal Notice”). During the Initial Term his base salary shall be $200,000. Furthermore, Mr. Power shall be entitled to receive an annual performance bonus, payable in stock and/or cash, based on achieving annual targets set by the board of directors. Under the agreement, Mr. Power shall be entitled to receive reimbursement for all reasonable travel, entertainment and miscellaneous expenses incurred in connection with the performance of his duties. Mr. Power is entitled to paid vacation as determined by the board and initially four weeks per annum. He is also entitled to participate in any pension, insurance or other employment benefit plan as maintained by the Company for its executives, including programs of life and medical insurance. The Company has agreed to maintain disability insurance and directors’ and officers’ liability coverage during his employment term. In the event the Company fails to maintain a disability policy for Mr. Power and Mr. Power becomes disabled during the term of the agreement, then he shall continue to receive 25% of his base salary for a period of 10 years, or until the disability is removed.

If the Company terminates Mr. Power’s employment without cause the Company shall pay as severance pay to Mr. Power within 30 days following the termination date, a lump sum amount equal to 12 months of his annual base salary and all of his options, if any, shall automatically vest and become fully exercisable. Furthermore, upon delivery of a Non-Renewal Notice, the Company shall also pay Mr. Power a lump sum amount equal to 12 months of his annual base salary. During the term of the agreement and for a 6-month period following the termination of the agreement, Mr. Power shall be subject to a non-competition and non-solicitation restrictions, unless his employment is terminated without cause by the Company or upon change of control of the Company or following a Non-Renewal Notice.

Dr. Fernando Tamez

Dr. Tamez has agreed to oversee the day to day operations of DS Mexico in consideration of a base salary of approximately $60,000 per year.  In further consideration of his employment with DS Mexico, we and Dr. Tamez entered into a performance agreement dated December 11, 2012, whereby Dr. Tamez shall receive on each 12-month anniversary of the agreement, and each year thereafter for a period of five years, such number of shares of our common stock that shall have a cumulative value of $50,000. Furthermore, during the term of Dr. Tamez’s employment he shall be entitled, on a calendar year basis, to 30% of the net profits of DS Mexico (the “Profit Participation”). Commencing on the third calendar anniversary of the performance agreement with us, we shall have the option of terminating the Profit Participation in consideration of a $500,000 payment to Dr. Tamez. Furthermore, in the event that a “Change of Control” of us during the term of Dr. Tamez’s employment with us, Dr. Tamez shall have the right to receive a one-time payment of $500,000. A “Change of Control” of  us shall be deemed to have occurred at such time as: (1) any person (as such term is used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”), directly or indirectly, of our securities representing 80% or more of the combined voting power of our outstanding securities then having the right to vote at elections of directors; (2) any person becomes the beneficial owner, directly or indirectly of, either: (i) 50% of DS Mexico’s outstanding shares or (ii) 30% of DS Mexico´s shares, within a period of one year; (3) the board of directors of DS Mexico, currently consisting of Daniel Khesin and Fernando Tamez, is changed in its majority; or (d) 40% of the gross value of DS Mexico´s assets is transferred to an unrelated party. As a result the Company has recorded liability due to Mr. Tamez of approximately $102,500 relating to the profit sharing agreement.   As of December 31, 2016, the balance remaining due to Mr. Tamez is approximately $73,000 and is included in other current liabilities.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

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

On August 14, 2015, the Company entered into an employment agreement with Manuel Gonzalez to serve as its Chief Commercial Officer. Under the terms of the employment agreement the Company will pay Mr. Gonzalez an annual base salary of $150,000 and shall be entitled 15,000 cashless warrants per month for 48 months, which expires 15 years from the month they are granted. In April 2016, Mr. Gonzalez was terminated. Due to circumstances surrounding the termination, it is the Company’s position that the termination was for cause which would cause Mr. González to forfeit the compensation under the employment agreement. Accordingly, the Company has not accounted for future compensation and has expensed the compensation through the date of termination. While we cannot determine the outcome of these disputes, the Company intends to vehemently defend its position to the fullest extent possible. Accordingly, the Company has not reserved for these disputes.

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

On January 5, 2016, the Company entered into an employment letter with Mr. Brockelman. Under the terms of the agreement, Mr. Brockelman will serve as the Company’s Chief Financial Officer reporting to the Company’s Chief Executive Officer.  Mr. Brockelman will receive an annual base salary of $185,000 and an annual bonus at a target level of 50% of annual base salary based upon the achievement of certain bonus targets, which are to be set and agreed to by the Company’s Chief Executive Officer and Mr. Brockelman.  Under the Employment Letter, the Company agreed to grant Mr. Brockelman 300,000 shares of restricted stock (the “Restricted Shares”) that vest in equal installments of 6,250 shares per month for a period of 48 months. In the event that the value of the Restricted Shares is below $1,000,000 in the twelve-month period following Mr. Brockelman’s start date, the Company will issue Mr. Brockelman additional shares such that the value of the Restricted Shares shall be equal to $1,000,000. The floor on the price per share under such make-whole provision is $3.30 per share.  Further, in the event that the Company is acquired prior to the expiration of such 48-month period, any unvested Restricted Shares will become fully vested.  Mr. Brockelman resigned on April 2, 2016. Accordingly, the Company has not accounted for future compensation and has expensed the compensation through the date of resignation. As a result of Mr. Brockelman’s resignation, the Company as not accounted for any options or floor-price guarantees.

On September 27, 2016, pursuant to the Company’s By-Laws, the current Board of Directors approved and ratified shares to the former management through date of termination. It is the Company’s position that due to circumstances surrounding the terminations, no further shares or compensation are owed and will vehemently defend it position. The board also determined that pursuant to the Company’s By-laws the Board of Directors will reject any share grants, attempts to grant shares or claim on shares by and from former board of director members and management. Furthermore, The Company will take all actions required to defend this position and as a result no expense for these have been taken as the Company will vehemently defend this position.

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

In 2016, we issued an aggregate of 980,565 shares of common stock at an average value of $0.67 per share, or $657,039 in aggregate, for services that the Company received from investor relation firms, employees/board of director fees, and consulting services.  Included in the shares of common stock and related aggregate value issued for services, there was 125,000 shares of common stock issued to an investor relations firm in satisfaction of an obligation recognized in 2015 for services rendered at a value of $83,750.

In 2015 we issued an aggregate of 3,088,295 shares of common stock at an average value of $2.42 per share, or $7,502,208 in aggregate, for services that the Company received from investor relation firms, employee/board of director fees, distributors and consulting services. Included in the shares of common stock and related aggregate value issued for services, there was i) 1,111,905 shares of common stock issued to IR firms for $1,905,462 and ii) 832,500 shares of common stock issued to distributors for $2,270,000.

200,000 shares of common stock issued to one Investor Relations “IR” firm in the second quarter of 2015, the Company had recorded the value of the 200,000 shares of common stock at an expense of $328,000 as IR expense in 2015.

800,000 shares of common stock were issued to one distributor in third quarter of 2015.  The Company recorded an expense of $2,269,200, and recorded the value of the 800,000 shares of common stock as distributor marketing and promotion expense in 2015.

In 2015, we issued 1,111,784 shares to various employees and consultants for certain milestones and for services rendered to the Company. Accordingly, we expensed $2,973,691 related to the issuance.

In a private investment in public equity offering during 2015, the Company issued 2,000,000 shares of common stock at $2.50 per share and warrants to purchase 1,500,000 common shares at an exercise price of $2.85.  The gross proceeds of the private investment in public equity offering was $5,000,000 and the Company incurred issuance costs of $486,000, which has been netted against the gross proceeds received and recorded in additional paid in capital in the accompanying consolidated balance sheets. The Company has fair valued the warrant issued and it amounted to approximately $ 1,848,000.

In connection with the Company’s sale of 605,000 shares of common stock, at $3.30 per share, or $1,996,500, to an investor in the third quarter of 2015, we recorded a stock subscription receivable of $1,496,500 as of September 30, 2015. During the fourth quarter of 2015, the Company was able to receive $300,000 of the stock subscription receivable and in total $800,000 of the stock purchase agreement. Due to current market conditions, the Company has written off the subscription receivable balance in 2015.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (Continued)

Warrants

The following table summarizes the status of our warrants and related transactions for each of the following years:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Warrants	Price	Term (in years)	Value
2015
Outstanding at January 1, 2015	253,893	4.67	1.21	$—
Issued	1,500,000	2.50	5.00	1,874,474
Exercised	(30,000)	0.85
Forfeited	—	—
Outstanding at December 31, 2015	1,723,893	2.85	4.53	1,874,474
Exercisable at December 31, 2015	1,723,893	2.85	4.53	1,874,474

2016

Outstanding at January 1, 2016	1,723,893	2.85	4.53	1,874,474
Issued	—	—	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	1,723,893	2.85	4.53	1,874,474
Exercisable at December 31, 2016	1,723,893	2.85	4.53	1,874,474

Options

The following table summarizes the status of our options and related transactions for each of the following years:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
2015
Outstanding at January 1, 2015	32,633	0.10	1.16	$20,885
Issued	—	—
Exercised	—	—
Forfeited	32,633	0.10
Outstanding at December 31, 2015	—	—	—	—
Exercisable at December 31, 2015	—	—	—	—

2016
Outstanding at January 1, 2016	—	—	—	—
Issued	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	—	—	—	—
Exercisable at December 31, 2016	—	—	—	—

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EQUITY (Continued)

Preferred Stock

As provided under Certificate of Designation for Series A Preferred Stock dated January 14, 2009, amended in September 2009, each share of Series A Preferred Stock is entitled to 0.2 votes per share and the Series A Preferred Stock votes together with the Company’s common stock, except as otherwise provided under Florida law. The Company has 30 million shares of preferred stock authorized for issuance and there were no shares issued and outstanding as of December 31, 2016 and 2015.

2009 Equity Incentive Plan

Overview – Options granted under the Company’s 2009 Equity Incentive Plan (the “Plan”) may be Incentive Stock Options or Non-Statutory Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights, time vested and/or performance vested Restricted Stock, Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.

Subject to the Plan – The initial maximum number of shares of Common Stock that may be issued under the Plan is 500,000 shares. No more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either, authorized and unissued shares or shares held in treasury. No shares have been issued as all restricted stock units (“RSUs”) under the 2009 Equity Incentive Plan as of December 31, 2016.

Eligibility – Non-statutory Stock Options, Stock Purchase Rights, Stock Awards, Stock Appreciation Rights and Unrestricted Shares may be granted to all Service Providers. Incentive Stock Options may be granted only to Employees.

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

NOTE 12 – INCOME TAXES

The provision for income taxes for 2016 and 2015 is summarized as follows:

	2016	2015
Current:
Federal	$—	$—
State	—	—
Non-US	95,413	130,694
	95,413	130,694
Deferred:
Federal	(2,050,156)	(3,566,376)
State	(210,874)	(102,136)
Non-US	—	3,684
Increase (Decrease) in valuation allowance	2,261,030	3,664,828
Total provision (benefit) for income taxes	$95,413	$130,694

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (Continued)

The provision for income taxes for 2016 and 2015 differs from the amount computed by applying the U.S. federal statutory rate to loss before provision (benefit) for income taxes as follows:

	2016	2015

Expected provision(benefit) at statutory rate	-35.0%	-35.0%
State taxes	-3.5%	-3.4%
Non-US	-0.2%	0.1%
Permanent difference and other	2.8%	1.9%
True-up of deferred tax asset	4.3%	0.8%
Valuation allowance for Net Loss	33.0%	37.0%
Total provision (benefit) for income taxes	1.4%	1.4%

Deferred income taxes reflect the net tax effect of tax carry forward items and the temporary differences between the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax assets:
Net operating loss carry-forwards	$5,901,902	$4,998,429
Stock-based compensation	1,318,501	1,340,536
Depreciation	7,015	—
Reserve and allowance	531,742	356,271
Other Accruals	445,667	249,179
Intangible Assets	79,613	108,563
Accrued Interest	4,815	4,815
Total deferred tax assets	8,289,255	7,057,793
Valuation allowance	(8,289,255)	(7,057,793)
Net deferred tax assets	$—	$—

As of December 31, 2016 and 2015, the Company had U.S. federal and state net operating loss carry-overs of $11,393,349, respectively. Unused net operating loss carry-forwards will expire at various dates beginning in 2030 and ending on 2032. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership.

United States and foreign components of loss before income taxes were as follows:

	2016	2015

United States	$(6,759,591)	$(10,421,663)
Foreign	(84,353)	(190,449)
Loss before income taxes	$(6,843,944)	$(10,612,112)

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES (Continued)

The Company evaluated the provisions of ASC 740 related to accounting for uncertainty in income taxes recognized in the Company’s financial statements as of December 31, 2016 and 2015.  Our evaluation was performed for the tax years ended December 31, 2016 and 2015.  Based on management’s evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. For 20165 and 2015, the Company had not incurred interest or penalties.  The Company files income tax returns in the US federal jurisdiction and the states of Florida and North Carolina.  The Company's federal and state income tax returns since 2013 are subject to examination by the Internal Revenue Service, and our state income tax returns since 2012 are subject to examination by the respective state jurisdiction.  Returns are generally subject to examination for a period of three years after the returns were filed.  The Company has not filed its federal and state tax returns for 2014, and any state net operating loss carry-overs will not be available to offset future taxable income, if any, until the returns are filed.

NOTE 13 – BARTER CREDITS

In December 2015, the Company, under former management, entered into an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During 2015 and 2016, the Company sold merchandise worth $956,176 and $4,566,717, respectively, to this barter trading company. However, these credits proved to have no economic value and accordingly, revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reserved these sales to this barter trading company that did not meet the revenue standards in 2015 and 2016, respectively.

NOTE 14 – SIGNIFICANT CUSTOMERS

The Company sells its products to several types of customer, which primarily include distributors and salons.  There were no sales to customers individually in excess of 10% of net revenue for 2015.  Sales to customers individually in excess of 10% of net revenue for 2016 and their accounts receivable at December 31, 2016 were:

Customer	Sales Amount	Percent	Accounts Receivable	Percent

C	$2,359,483	18%	$734,804	29%

During 2016 and 2015, our top ten customers generated 46% and 49% of our net revenue, respectively.

NOTE 15 – SIGNIFICANT SUPPLIERS

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

Purchases from significant suppliers for 2016 and their accounts payable at December 31, 2016 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent
C	$757,003	18%	$148,900	8%
D	$562,067	13%	$ 9,756	1%

Purchases from significant suppliers for 2015 and their accounts payable at December 31, 2015 were:

Vendor	Purchase Amount	Percent	Accounts Payable	Percent
C	$703,600	20%	$109,363	11%
D	$458,065	13%	$ 13,695	1%

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – GEOGRAPHIC REVENUE REPORTING

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

Information about the Company’s geographic operations for 2015 and 2014 are as follows:

	2016	2015
Net Revenue:
North America	$4,819,739	$6,065,696
International	8,127,436	5,712,064
	$12,947,175	$11,777,760

Furniture and Equipment, Net:
North America	$59,256	$71,149
International	47,275	28,390
	$106,531	$99,539

NOTE 17 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2016 and 2015, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

The Company paid $103,233 and $103,233 in 2016 and 2015, respectively, as compensation to Alexander Khesin, the father of our Chief Executive Officer for consulting on various projects,

•

The Company paid $48,485 and $52,036 in 2016 and 2015, respectively, as compensation to Anna Khesin, the sister of our Chief Executive Officer for consulting on various consulting projects.

•

The Company paid $60,000 and $60,000 in 2016 and 2015, respectively, as compensation to Dr. Fernando Tamez. Dr. Tamez is President of Divine Skin Laboratories, S.A. D.E. C.V. (“DS Mexico”) since 2009, our Mexican subsidiary which we acquired in November 2012.  Dr. Tamez oversees the day-to-day operations of DS Mexico.

•

The Company paid $34,091 in 2016 as compensation to Dr. Fernando Tamez as Chief Operating Officer of the Company.

•

Mr. Tamez owns an interest with a entity in Brazil with which the Company sold product.  During 2016 and 2015 the Company sold $38,585 and $-0- in 2016 and 2015, respectively, and the outstanding accounts receivable balance as of December 31, 2016 and 2015 was $9,768 and $-0-, respectively.

•

Mr. Tamez owns an interest with an entity in Spain with which the Company sold product.  During 2016 and 2015 the Company sold $498,479 and $-0- in 2016 and 2015, respectively, and the outstanding accounts receivable balance as of December 31, 2016 and 2015 was $498,479 and $-0-, respectively.  The Company has an informal agreement to purchase the Company from Mr. Tamez upon it reaching certain millstones however a formal agreement has not been completed to date.

•

The Company recorded a liability due to Mr. Tamez of approximately MXN $2,118,000 Mexican pesos, or $129,200, relating to his profit sharing agreement and is included in other current liabilities in the accompanying balance sheet as of December 31, 2016.

•

The Company had sales to Karl Sweis, a former director until April 2016, of $-0- and $390,622 in 2016 and 2015, respectively.

•

In 2016 and 2015, the Company paid $-0- and $170,000 in consulting fees to Whitestone Group Inc., and Greystone Group Inc., entities controlled by Abner Silva, and $20,000 in 2015 to Abner Silva individually who is a shareholder and former consultant and employee for outsourced COO services. In addition, the Company had the following transactions with entities controlled by Abner Silva:

o

$-0- and $88,625 in 2016 and 2015, respectively, for the purchase of materials needed for the assembly and manufacture of products for export, which was offset by,

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – RELATED PARTY TRANSACTIONS (Continued)

o

sales of its products amounting to $-0- and $69,858 in for 2016 and 2015, respectively.

•

The Company issued 20,513 shares or $35,500 in 2015 as payment for expenses to Julieta Jackson, a former employee and sister to Abner Silva for a settlement dispute resolution in 2013. Mrs. Jackson is the proprietor and sole shareholder of Velocity Storage and Packaging Inc.

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of it Brazilian distributor, of which our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes The Company assuming all current operating cost of the distributor during the period of time between the execution of the agreement and the alteration of the shareholder’s agreement.

Subsequent to year end, the Company paid $33,000 towards the purchase price.  As of the date of this filing the Brazilian distributor has not been cooperative with The Company’s attempts to perform the required due diligence and has refused to provide and grant access to the records or required information preventing the company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently has rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action The Company deemed it necessary to accrue for the consideration pledged in the purchase agreement and immediately expense the full amount due to the uncertainty of the Company’s ability to obtain the net assets of the distributor, which was determined to be valued at approximately $250,000.

NOTE 18. ACQUISITION

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of it Brazilian distributor, of which current our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes The Company assuming all current operating cost of the distributor during the period of time between the execution of the agreement and the alteration of the shareholder’s agreement.

Subsequent to year end, the Company paid $33,000 towards the purchase price. As of the date of this filing the Brazilian distributor has not been cooperative with The Company’s attempts to perform the required due diligence and has refused to provide and grant access to the records or required information preventing the company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently has rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action The Company deemed it necessary to accrue for the consideration pledged in the purchase agreement and immediately expense the full amount due to the uncertainty of the Company’s ability to obtain the net assets of the distributor, which was determined to be valued at approximately $250,000.

NOTE 19 – SUBSEQUENT EVENTS

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

In January 2016, the company entered into a Stock Purchase Agreement with a private party in the amount of $1,996,500 for 605,000 shares of the company’s stock. To date, the purchase agreement has only partially settled. The Company’s has offset subscription receivable against the additional paid in capital of $1,196,500 The Board of Directors decided to negotiate a revision to the original Stock Purchase Agreement and an agreement was reached on February 8, 2017.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS (Continued)

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed a Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016.  The Company also received the first of three related shareholder derivative demands on March 29, 2016.  A mediation concerning the class action and the derivative demands is scheduled for October 17, 2016, in Miami, Florida.  As a result of this mediation hearing and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties are negotiating the precise terms of the Court stipulations that will need to be filed. Agreements on the terms of inter-defendant releases are pending approval by both sides. The final settlements will also need to be approved by the Court.

On May 27, 2016, PhotoMedex, Inc., Radiancy, Inc., and PhotoMedex Technology, Inc. (collectively, “PhotoMedex”) filed a civil action for damages and declaratory relief against DS Healthcare in the United States District Court for the Southern District of New York.  The lawsuit is styled PhotoMedex, Inc. v. DS Healthcare Group, Inc., Case No. 1:16-cv-03981.  The lawsuit arises from two merger agreements: (i) an Agreement and Plan of Merger and Reorganization among DS Healthcare Group, Inc., PHMD P Acquisition Corp., PhotoMedex, Inc. and Radiancy, Inc. dated February 19, 2016; and (ii) an Agreement and Plan of Merger and Reorganization by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex Technology, Inc. and PhotoMedex, Inc. dated February 19, 2016.  PhotoMedex alleges that DS Healthcare breached both agreements by failing to meet its pre-closing obligations and not completing the transactions contemplated by the agreements.  PhotoMedex seeks a declaratory judgment that their terminations of the two agreements were proper, and requests an award of damages specified by the agreements, including a “break-up fee” of USD $3 million.  DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counter-claims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference occurred on October 13, 2016, however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

On April 12, 2016, the SEC issued a “Formal Order” directing a private non-public formal investigation to determine whether violations of the federal securities law may have been committed, directly or indirectly, by the Company, its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities.  The possible violations set forth in the Formal Order include Section 17(a) of the Securities Act of 1933 (“Securities Act”), Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), 13(b)(5), 13(k), 14(a), and 14(f) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, 13a-14, 13b2-1, 13b2-2(a), 14a3, 14a-9, and 14f-1.   The relevant time period specified in the Formal Order is between January 1, 2010 and the present date. On April 15, 2016, the SEC issued a subpoena duces tecum to Mr. Khesin. On May 4, 2016, the SEC issued a subpoena duces tecum to the Company.  The company is complying with all requests to the SEC and the review and production process is ongoing in nature. On or about July 27, 2016, the SEC issued a second subpoena duces tecum to the Company seeking a current copy of its QuickBooks file with a user name and password.  The Company has complied with the second subpoena duces tecum. As of the date of this filing, the Company is unaware of any activity in the matter and has no way of determining what the outcome of this investigation will be and cannot predict any financial impact.

On February 8, 2017, the company entered into a Joint Venture and Financing arrangement with EverCare Prohealth Technologies LTD (“Evercare”), a private Hong Kong company, whereby EverCare would provide $2 million dollars in financing to the Company and enter into a joint venture arrangement for the development of certain new products, whereby the operational costs would be shared between the two companies. Included in the agreement are the granting of exclusive distribution rights to EverCare for Asia, Australia and Africa. Additionally, the Company has pledged via transfer of certain intellectual property, held under its DS Laboratories subsidiary, to EverCare as security for the financing. Such pledge includes buyback provisions exercisable within 5 years of the closing date of the transaction. Additionally, the Company received 3 million shares of Evercare as part of the arrangement.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS (Continued)

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of it Brazilian distributor, of which our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes the Company assuming all current operating cost of the distributor during the period of time between the execution of the agreement and the alteration of the shareholder’s agreement.

Subsequent to year end, the Company paid $33,000 towards the purchase price. As of the date of this filing the Brazilian distributor has not been cooperative with The Company’s attempts to perform the required due diligence and has refused to provide and grant access to the records or required information preventing the company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently has rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action The Company deemed it necessary to accrue for the consideration pledged in the purchase agreement and immediately expense the full amount due to the uncertainty of the Company’s ability to obtain the net assets of the distributor, which was determined to be valued at approximately $250,000.