Form 10-Q
period 2017-03-31
DS HEALTHCARE GROUP, INC.
filed 2017-05-15
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 23,537,330 shares of common stock outstanding as of May 15, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$651,636	$322,319
Accounts receivable, net	811,473	2,028,360
Inventories, net	2,274,387	2,251,005
Prepaid expenses and other current assets	115,326	114,612
Total Current Assets	3,852,822	4,716,296

Furniture and Equipment, net	97,564	106,531
Intangible Assets, net	361,877	340,295
Other Assets	595,399	555,162

TOTAL ASSETS	$4,907,662	$5,718,284

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$2,270,921	$2,413,000
Accrued expenses	1,075,694	1,235,914
Notes payable, current portion	161,049	75,932
Other current liabilities	704,920	712,232
Total Current Liabilities	4,212,584	4,437,078

Long Term Debt, net of current portion	539,644	47,587

TOTAL LIABILITIES	4,752,228	4,484,665

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30,000,000 shares authorized: 0 shares issued and outstanding at both March 31, 2017 and December 31, 2016, respectively
Common stock, $0.001 par value, 300 million shares authorized: 23,537,330 shares issued and outstanding at both March 31, 2017 and December 31, 2016, respectively	23,538	23,538
Additional paid-in-capital	29,060,555	29,060,555
Accumulated deficit	(29,067,812)	(27,918,109)
Accumulated comprehensive income	139,153	67,635
Total Shareholders' Equity	155,434	1,233,619

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,907,662	$5,718,284

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Net Revenue	$2,094,393	$2,325,035

Cost of Goods Sold	1,063,237	1,434,066

Gross Profit	1,031,156	890,969

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	214,907	188,643
Marketing and promotion	415,614	479,325
Other selling and marketing expenses	386,943	490,091
	1,017,464	1,158,059
General and administrative
Salary and personnel costs	613,321	641,814
Professional fees and consulting costs	353,117	1,208,676
Other general and administrative expenses	249,014	254,252
	1,215,452	2,104,742

Total operating costs and expenses	2,232,916	3,262,801

Operating Loss	(1,201,760)	(2,371,832)

Other Income (Expense)
Interest expense	(50,058)	(10,231)
Interest income	40,468	—
Other	61,647	(131,494)

Total other income (expense)	52,057	(141,725)

Net Loss Attributable to Common Shareholders	$(1,149,703)	$(2,513,557)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	22,537,330	22,556,765
Net Loss per share	$(0.05)	$(0.11)

Other Comprehensive Loss:
Foreign currency translation adjustment	$28,128	$(223,171)
Comprehensive loss	$(1,177,831)	$(2,290,386)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:

Net Loss	$(1,149,703)	$(2,513,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,775	141,361
Recovery of bad debts	—	(65,241)
Stock issued for services	—	24,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,216,887	464,580
Inventories, net	(23,382)	270,748
Prepaid expenses and other current assets	(714)	53,272
Accounts payable	(142,079)	184,863
Accrued expenses	(160,220)	(427,418)
Other current liabilities	(7,312)	(209,196)
Net cash used in operating activities	(235,748)	(2,076,588)

Cash Flows from Investing Activities:
Other assets	(40,237)	468
Net cash (used in) provided by investing activities	(40,237)	468

Cash Flows from Financing Activities:
Proceeds of loans and notes	590,145	97,966
Repayment of loans and notes	(12,971)	(100,719)
Net cash provided (used in) financing activities	577,174	(2,753)

Effect of exchange rate changes on cash	28,128	194,030

Increase (Decrease) in cash	329,317	(1,884,843)
Cash, Beginning of Period	322,319	4,517,604

Cash, End of Period	$651,636	$2,632,761

Supplemental Information:
Cash paid for interest	$6,662	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2016-QTR	Three months ended March 31, 2016
2017-QTR	Three months ended March 31, 2017
VIE	Variable Interest Entity

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

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2017. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of March 31, 2017 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2017.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At March 31, 2017 and December 31, 2016, the allowance for uncollectable accounts was $591,836 and $725,929, respectively, including reserves for product returns and advertising costs.

Inventories

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. At March 31, 2017 and December 31, 2016, the allowance for obsolescence was $651,641 at both dates.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with ASU No. 2014-09, “Revenue from Contracts with Customers”, which establishes core principle of the revenue recognition that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The Company recognizes revenue when all of the following criteria are met:

•	Identify the contract(s) with a customer,
•	Identify the separate performance obligations in the contract,
•	Determine the transaction price,

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•	Allocate the transaction price to the separate performance obligations, and
•	Recognize revenues when (or as) the Company satisfies a performance obligation.

Shipping and handling charges related to sales transactions are recorded as sales revenues when billed to customers or included in the sales price. Shipping and handling costs are included in cost of goods sold.

Research and Development

The Company currently maintains a functional laboratory employing a new product development director, Dr. Patel, a chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations and technologies. In addition, our Chief Executive Officer devotes a portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $41,642 and $34,736 for 2017-QTR and 2016-QTR, respectively.

On February 8, 2017, the Company entered into a Joint Venture arrangement with EverCare for the development of certain new products, whereby the operational costs would be shared between the two companies. Pursuant to that agreement during 2017-QTR the two companies shared operational costs totaling $19,149.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of 0 and 444,213 shares as of March 31, 2017 and March 31, 2016, respectively.

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At March 31, 2017, we had an accumulated deficit of approximately $29,067,812. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of March 31, 2017, we had $651,636 in cash. While we have historically financed our operations and growth primarily through the issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes. We are implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt and new equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and carrying amount or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We are implementing, and will continue to implement, various measures to address our financial condition.

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

Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-07, Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).   primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, ASU 2017-07 was issued to improve the reporting of net benefit cost in the financial statements by adding a standard-setting project to provide additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets.  Public business entities should apply ASU 2017-07 for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In February 2017, the FASB issued 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The FASB is issuing this update to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to help entities determine whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. The standard is required to be applied prospectively. The Company is evaluating the standard, including the impact on its consolidated financial statements and results of operations.  The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has determined that the effect of adopting this standard will not have a material effect on the Company’s consolidated financial position and results of operations.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. – INVENTORIES

Significant components of inventory at March 31, 2017 and December 31, 2016 consist primarily of:

	2017	2016

Bulk product and raw materials	$1,993,509	$1,739,309
Work in process	287,329	196,451
Merchandise inventory	572,820	815,103
Inventory in transit	72,370	151,783
Less: Allowance	(651,641)	(651,641)
	$2,274,387	$2,251,005

In March 2016, the Company, under former management, entered in a barter credit agreement with a third party to sell slow moving, finished goods inventory in exchange for trade credits the company may use to purchase goods and/or services in the future.  For the three months ended March 31, 2016 the trade credits acquired under the agreement totaled $2,228,617, have no expiration and can be used at any time.  The cost of slow moving inventory under the arrangement totaled $249,319.  See “Footnote 9. – Barter Credits” for additional information regarding the revenue recognition of the barter credits.

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at March 31, 2017 and December 31, 2016 consist of:

	2017	2016
DS Mexico customer list	652,598	590,821
Less: Accumulated amortization	(316,128)	(273,528)
Net customer list	336,470	317,293

Goodwill	25,407	23,002
	$361,877	$340,295

The following table represents the amortized cost of the various assets over the remaining years; the weighted average remaining period is 5.83 years.

	2017	2018	2019	2020	Beyond	Total
Asset:
Mexican Customer list	$72,537	$72,537	$72,537	$72,537	$27,145	$317,293
	$72,537	$72,537	$72,537	$72,537	$27,145	$317,293

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. – COMMITMENTS AND CONTINGENCIES

Pending and threatened litigation

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed as Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands was on March 29, 2016.  A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. As a result of this mediation hearing and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties are negotiating the precise terms of the Court stipulations that will need to be filed. Agreements on the terms of inter-defendant releases are pending approval by both sides. The final settlements will also need to be approved by the Court.

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

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference was scheduled for October 13, 2016 however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

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

It is impossible for us to predict with any certainty the outcome of pending disputes, and unless otherwise stated below, we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations. For additional information regarding these matters, see the Pending Transactions disclosures in the Company’s Form 10-K for the year ending December 31, 2016 filed on March 31, 2017.

NOTE 8. – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2017 and 2016, the Company was a party to the following related party transactions not disclosed elsewhere in these financial statements:

•

The Company paid $27,418 and $25,808 during 2017-QTR and 2016-QTR, respectively, as compensation to the father of our Chief Executive Officer,

•

The Company paid $0 and $6,250 during 2017-QTR and 2016-QTR, respectively, as compensation to the sister of our Chief Executive Officer,

•

The Company paid $15,000 and $15,000 in 2017-QTR and 2016-QTR, respectively, as compensation to Dr. Fernando Tamez. Dr. Tamez is President of DS Mexico since 2009 which we acquired in November 2012.  Dr. Tamez oversees the day-to-day operations of DS Mexico.

•

The Company paid $50,000 and $0 in 2017-QTR and 2016-QTR, respectively, as compensation to Dr. Fernando Tamez as Chief Operating Officer of the Company.

•

Mr. Tamez owns an interest with an entity in Brazil with which the Company sold product.  During 2017-QTR and 2016-QTR, there were no sales to the entity in Brazil, respectively, and there were no outstanding accounts receivable balances as of March 31, 2017 and December 31, 2016, respectively. This entity has since ceased operations.

•

Mr. Tamez owns an interest with an entity in Spain with which the Company sold product.  During 2017-QTR and 2016-QTR, the Company sold $48,583 and $81,233, respectively, and the outstanding accounts receivable balance as of March 31, 2017 and December 31, 2016 was $ 559,283 and $498,479, respectively.  The Company has an informal agreement to purchase the Company from Mr. Tamez upon it reaching certain millstones however a formal agreement has not been completed to date.

•

The Company recorded a liability due to Mr. Tamez of approximately MXN $2,118,000 Mexican pesos, or $129,200, relating to his profit sharing agreement and is included in other current liabilities in the accompanying balance sheet as of December 31, 2016 and March 31, 2017.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. – RELATED PARTY TRANSACTIONS (Continued)

•

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of its Brazilian distributor, of which our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes the Company assuming all current operating cost of the distributor during the period between the execution of the agreement and the alteration of the shareholder’s agreement. The Company determined the agreement’s value to be approximately $250,000.

On January 30, 2017, the Company paid $33,000 towards the purchase price. However as of the date of the Company filing its annual 10-K report for the year ended December 31, 2016, the Brazilian distributor was not cooperative with the Company’s attempts to perform the required due diligence and refused to grant access to the records or provide the required information preventing the Company to properly consolidate the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action and the uncertainty of the Company’s ability to obtain the net assets of the distributor in 2016, the Company deemed it necessary to expense the full value of the agreement in 2016.

       •

On February 8, 2017, the Company entered into a Stock Purchase & Joint Venture and Financing arrangement with EverCare Prohealth Technologies LTD (“Evercare”), a private Hong Kong company. With respect to the Stock Purchase, Evercare acquired the totality of the share representing DS Laboratories capital stock in exchange for financing and consideration discussed below.  With respect to financing, EverCare would provide $2 million in financing to the Company.  Included in the agreement is the granting of exclusive distribution rights to EverCare for Asia, Australia and Africa and the appointment by EverCare of two additional members to the Company’s board of directors. Additionally, the Company has pledged via transfer of certain intellectual property, held under its DS Laboratories subsidiary, to EverCare as security for the financing. Such pledge includes buyback provisions exercisable within 5 years of the closing date of the transaction. Under the terms of the Agreement, the Company may buyback the intellectual property held under its DS Laboratories subsidiary from EverCare between March 1, 2022 and May 31, 2022, and would have to pay the equivalent to the purchase price plus 7.5% annualized compounded interest which is to be calculated over each installment as of the date of payment to the Company.  A condition of the buyback option is that effective with the financing arrangement, DS Laboratories trademarks are subject to issuance by the Company of shares equaling 5% of its capital stock at no cost at the date of closing the buyback, issuance of the Company of 1.1 million shares representing it capital stock and granting Evercare an option to acquire the total of these share for $2.2 million.

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of March 31, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the 2017-QTR the two companies shared operational costs totaling $19,149.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. – BARTER CREDITS

In December 2015, the Company, under former management entered an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During the three months ended March 31, 2016, the Company sold merchandise worth $2,228,617 to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in Accounting Standards Codification 605 (“ASC”). The Company has reversed the sales to this barter trading company since it failed to meet the revenue standards and has expensed the barter credits, the results of which are reflected in net revenue of the company’s consolidated condensed statement of operations and comprehensive loss for the three months ending March 31, 2016.

NOTE 10 – DEBT

Bank Loans

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $482,000.00 or $25,764.52, payable in May 2017. As of March 31, 2017, the outstanding amount on this bank loan was MXN $482,000 or $25,764.52 and bears annual interest of 16.71%.

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1´353,028.04 or $72,323.89, payable in May 2017. As of March 31, 2017, the outstanding amount on this bank loan was MXN $1,353,028.04 or $72,323.89 and bears annual interest of 14.64%.

Evercare Sale & Joint Venture Agreement

On February 8, 2017, the Company entered into a Stock Purchase & Joint Venture and Financing arrangement with EverCare Prohealth Technologies LTD (“Evercare”), a private Hong Kong company. With respect to the Stock Purchase, Evercare acquired the totality of the share representing DS Laboratories capital stock in exchange for financing and consideration discussed below.  With respect to financing, EverCare would provide $2 million in financing to the Company.  Included in the agreement is the granting of exclusive distribution rights to EverCare for Asia, Australia and Africa and the appointment by EverCare of two additional members to the Company’s board of directors. Additionally, the Company has pledged via transfer of certain intellectual property, held under its DS Laboratories subsidiary, to EverCare as security for the financing. Such pledge includes buyback provisions exercisable within 5 years of the closing date of the transaction. Under the terms of the Agreement, the Company may buyback the intellectual property held under its DS Laboratories subsidiary from EverCare between March 1, 2022 and May 31, 2022, and would have to pay the equivalent to the purchase price plus 7.5% annualized compounded interest which is to be calculated over each installment as of the date of payment to the Company.  A condition of the buyback option is that effective with the financing arrangement, DS Laboratories trademarks are subject to issuance by the Company of shares equaling 5% of its capital stock at no cost at the date of closing the buyback, issuance of the Company of 1.1 million shares representing it capital stock and granting Evercare an option to acquire the total of these share for $2.2 million.

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of March 31, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the 2017-QTR the two companies shared operational costs totaling $19,149.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – EQUITY

Common Stock

In January 2016, the company entered into a Stock Purchase Agreement with a private party in the amount of $1,996,500 for 605,000 shares of the company’s stock. As of December 31, 2016 the purchase agreement was partially settled. The Company has offset subscription receivable against the additional paid in capital of $1,196,500. The Board of Directors decided to negotiate a revision to the original Stock Purchase Agreement and an agreement was reached on February 8, 2017.

NOTE 12. – ACQUISITION

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of it Brazilian distributor, of which our current chief operating officer Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes The Company assuming all current operating cost of the distributor during the period between the execution of the agreement and the alteration of the shareholder’s agreement. The Company determined the agreement’s value to be approximately $250,000.

On January 30, 2017, the Company paid $33,000 towards the purchase price. However as of the date of the Company filing its annual 10-K report for the year ended December 31, 2016, the Brazilian distributor was not cooperative with The Company’s attempts to perform the required due diligence and refused to grant access to the records or provide the required information preventing the Company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action and the uncertainty of the Company’s ability to obtain the net assets of the distributor in 2016, the Company deemed it necessary to expense the full value of the agreement in 2016.

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

Significant Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to condensed consolidated financial statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Revenue Recognition – Revenue is recognized when a product is shipped. The Company’s revenue recognition policies are in compliance with ASU No. 2014-09, “Revenue from Contracts with Customers”, which establishes core principle of the revenue recognition that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good or services. The Company recognizes revenue when all the following criteria are met:

•

Identify the contract(s) with a customer,

•

Identify the separate performance obligations in the contract,

•

Determine the transaction price,

•

Allocate the transaction price to the separate performance obligations, and

•

Recognize revenues when (or as) the Company satisfies a performance obligation.

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

Results of Operations

Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

Revenues, net – Total net revenues decreased from $2,325,035 for the 2016-QTR to $2,094,393 for 2017 QTR. The decrease in net revenue was attributable to a decrease in net revenue from U.S. operations.

Net revenue from US operations decreased from $1,637,057 in 2016-QTR to $1,337,175 in 2017-QTR. Net revenue from DS Mexico increased from $687,978 in 2016-QTR to $757,218 in 2017-QTR. In general, the reduction in net revenue is a result of reducing our inventory levels during 2016 coupled with an increase in customer backorders.   Despite the increase in customer back orders we continue to market our products and increase our sales pipeline with our current distributors and, where possible, seek new domestic and foreign distributor relationships.

Cost of Goods Sold – Total cost of goods sold decreased from $1,434,066 in 2016-QTR to $1,063,237 in 2017-QTR. The decrease in cost of goods sold is primarily a result of reducing our inventory levels during 2016 coupled with an increase in customer back orders. The decrease in cost of goods sold from US operations totaling $424,567 was primarily due to the reduction in net revenue, coupled with reducing our inventory levels during 2016.  Cost of goods sold from DS Mexico increased by $53,738, or 18%, from $299,178 for 2016-QTR to $352,916 for 2017-QTR.

Gross Profit – Our consolidated gross profit increased $140,186, or 16%, from $890,969 for 2016-QTR to $1,031,155 for 2017-QTR. Of the total increase in gross profit, our gross profit from US operations increased $124,684, or 25% from $502,168 for 2016-QTR to $626,853 for 2017-QTR, and our gross profit from DS Mexico increased by $15,502, or 4%, from $388,800 for 2016-QTR to $404,302 for 2017-QTR.

Selling and Marketing Costs – Selling and marketing costs decreased $140,595 from $1,158,059 in 2016-QTR to $1,017,464 in 2017-QTR, or 12%. The decrease was due to the following:

–	Decreases of: • $113,749 for travel for our sales persons due to imposed cost reductions, and • $24,,056 for freight and shipping costs resulting from a decrease in net revenue for the 2017-QTR.

General and Administrative Costs – General and administrative costs decreased $889,290 from $2,104,742 in 2016-QTR to $1,215,452 in 2017-QTR, or 42%.  The decrease is attributable to a $884,374 reduction for professional fees primarily associated with accounting services and defending the class action law suit.

Other Income and Expenses – Other income and expenses increased $193,782 from $141,725 in expenses for 2016-QTR to $52,057 in income for 2017-QTR. The increase is attributable to:

•

Other expense decreased $193,148 from $131,499 expense in 2016-QTR to $61,649 income in 2017-QTR.

Liquidity and Capital Resources

We had cash of $651,636 and working capital of $(359,762) at March 31, 2017. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant to us. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

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

We are implementing, and will continue to implement, various measures to address our financial condition, including methods to increase gross profit margins and reducing and streamlining our operational costs and overhead. We are continuing to seek debt and equity financing; however, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

Bank Loans

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $482,000.00 or $25,764.52, payable in May 2017. As of March 31, 2017, the outstanding amount on this bank loan was MXN $482,000 or $25,764.52 and bears annual interest of 16.71%.

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1´353,028.04 or $72,323.89, payable in May 2017. As of March 31, 2017, the outstanding amount on this bank loan was MXN $1´353,028.04 or $72,323.89 and bears annual interest of 14.64%.

Evercare Sale & Joint Venture Agreement

On February 8, 2017, the Company entered into a Stock Purchase & Joint Venture and Financing arrangement with EverCare Prohealth Technologies LTD (“Evercare”), a private Hong Kong company. With respect to the Stock Purchase, Evercare acquired the totality of the share representing DS Laboratories capital stock in exchange for financing and consideration discussed below.  With respect to financing, EverCare would provide $2 million in financing to the Company.  Included in the agreement is the granting of exclusive distribution rights to EverCare for Asia, Australia and Africa and the appointment by EverCare of two additional members to the Company’s board of directors. Additionally, the Company has pledged via transfer of certain intellectual property, held under its DS Laboratories subsidiary, to EverCare as security for the financing. Such pledge includes buyback provisions exercisable within 5 years of the closing date of the transaction. Under the terms of the Agreement, the Company may buyback the intellectual property held under its DS Laboratories subsidiary from EverCare between March 1, 2022 and May 31, 2022, and would have to pay the equivalent to the purchase price plus 7.5% annualized compounded interest which is to be calculated over each installment as of the date of payment to the Company.  A condition of the buyback option is that effective with the financing arrangement, DS Laboratories trademarks are subject to issuance by the Company of shares equaling 5% of its capital stock at no cost at the date of closing the buyback, issuance of the Company of 1.1 million shares representing it capital stock and granting Evercare an option to acquire the total of these share for $2.2 million.

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of March 31, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the 2017-QTR the two companies shared operational costs totaling $19,149.

Cash Flows for the Three Months Ended March 31, 2017

Cash Flows from Operating Activities

Operating activities used $235,748 in net cash in 2017-QTR compared to $2,076,588 in 2016-QTR. The decrease of $1,840,840, or 89%, in net cash used for operating activities was due to a decrease in net loss of $1,363,854, a decrease in non-cash items of $69,345, and an increase in changes in operating assets and liabilities of $546,331. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows used in Investing Activities

Our investing activities used $40,237 in net cash 2017-QTR compared to providing $468 in 2016-QTR.

Cash Flows from Financing Activities

Our financing activities provided $590,145 in net cash in 2017-QTR compared to a use of net cash of $2,753 in 2016-QTR, primarily as a result of loans obtained to finance U.S and DS Mexico operations.

Financial Position

Total Assets –Our total assets decreased $810,622 or 14% from $5,718,284 as of December 31, 2016 to $4,907,662 as of March 31, 2017. The net decrease in current assets of $863,474, or 18%, is a result of a decrease in current assets, partially offset by an increase in non-current assets. The component of the net decrease in current assets are discussed below.

Current Assets – Our current assets decreased from $4,716,296 as of December 31, 2016, to $3,852,822 as of March 31, 2017.  The decrease in our current assets of $863,474, or 18%, is attributable to increases in cash and cash equivalents, and an increase in inventories, offset by a decrease in accounts receivable, net.

Inventory – Inventory levels increased 1 % from December 31, 2016 to March 31, 2017, primarily as a result of an increase in production activities in 2017-QTR to fulfill back orders.

Accounts Receivable, net – Accounts receivable decreased $1,216,887, or 60%, primarily because of increased collection efforts with our domestic and international customers.

Prepaid Expenses and other current assets – Prepaid expenses increased nominally from December 31, 2016.

Non-current Assets – Our non-current assets increased from $1,001,988 as of December 31, 2016 to $1,054,840 as of March 31, 2017. The increase in non-current assets of $52,852, or 5%, is attributable to an increase of $40,237 in a related party receivable, Fernando Tamez, who is our distributor in Spain.

Total Liabilities – Our total liabilities increased from $4,484,665 as of December 31, 2016, to $4,752,228 as of March 31, 2017. The increase in our total liabilities of $267,563, or 5%, is attributable to a decrease in current liabilities, offset by an increase in long-term debt, net of current portion associated with our debt financing in the US and in Mexico.

Current Liabilities – Our current liabilities decreased from $4,437,078 as of December 31, 2016, to $4,212,584 as of March 31, 2017. The decrease in our current liabilities of $224,494, or 5%, is attributable to an aggregate net decrease of $309,611 in accounts payable, accrued expenses and other current liabilities, offset by an aggregate increase of $85,117 in short-term debt. The aggregate net decrease in accounts payable, accrued expenses and other current liabilities was related, in part, to the use of cash generated by the reduction in accounts receivables.

Long term debt, net of current portion – Our long-term debt, net of current portion increased from $47,587 as of December 31, 2016, to $539,644 as of March 31, 2017. The increase of $492,057 was primarily related to loans obtained to finance U.S and DS Mexico operations.

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

As of December 31, 2016, and during the preparation of this Form 10–Q, our management, including the CEO and CFO, evaluated the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. In conducting this evaluation, management considered the information identified and conclusions reached by the non-management directors in the review as of December 31, 2015, In addition, management identified and disclosed those specific material weaknesses in our internal controls that persisted into the first and second quarter of 2016 in our annual 10-K report for the same year end.

As of December 31, 2016, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (COSO) and identified material weaknesses. In conducting this evaluation, management considered the information identified and conclusions reached by the non-management directors in the review as of December 31, 2016, A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2015, that persist are as follows:

•

We did not have adequate staffing resources to 1) prepare account reconciliations, financial statements; fluctuation analysis and relevant analytics on a timely basis, and 2) provide appropriate review and supervision for all necessary areas.  Additionally, our general staff do not have the necessary training to perform appropriate analytical and/or review procedures.

•

We did not have enough 1) adequately trained technical accounting and external reporting personnel to support standalone external financial reporting under SEC requirements, and 2) personnel with necessary experience with United States generally accepted accounting principles to address and report fluctuation analysis and relevant analytics to senior management.

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

The specific material weaknesses that management identified in our internal controls in our 10-K as of December 31, 2015, that have been remediated during the second half of 2016 are as follows:

•

The Company hired a Controller on October 31, 2016 with technical accounting and SEC experience to manage treasury functions, accounts credit & collections, accounts payable, and order entry departments.  The Controller is responsible for preparing standalone financials in accordance with United States generally accepted accounting principles quarterly, and monthly by April 1, 2017. In addition, the Company hired two additional accounting interns to assist in the month end close, account reconciliations and various projects.

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

While Mr. Khesin believed that these payments were received as satisfaction of certain bonus or other perquisites earned by him monthly under his employment agreement, such payments, if any, required approval of our compensation committee, which approval was not received until subsequent to 2014, 2015, and 2016. Section 402 of the Sarbanes Oxley Act of 2002 prohibits advances or loans to a director or executive officer of a public company. While our audit committee has concluded that the payments made to Mr. Khesin prior to board approval may be in violation of Section 402 of the Sarbanes Oxley Act of 2002, in the event it is determined any such payments were a violation of the Sarbanes Oxley Act, such violation could have a material adverse effect on our Company, including, but not limited to criminal, civil or administrative sanctions, penalties, or investigations, in addition to potential securities litigation.

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

Since our inception, we have relied on an outside accounting consultants to ensure that our financial statements contain all necessary adjustments to conform to U.S. GAAP. The consultants are U.S. certified public accountants. On October 31, 2016, the Company hired a controller to be responsible for the timely and accurate preparation of our financial statements in conformity to U.S. GAAP. The Controller joins our Chief Financial Officer, who also has the requisite expertise in U.S. GAAP, to help remediate the material weaknesses in our internal control over financial reporting and prevent future errors in our financial statements which could lead to a restatement of those financial statements.

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

As a March 31, 2017, the Company believes that all of the control weaknesses previously identified and report have been mitigated.  Additionally, the Company has not found any new weakness as of May 15, 2017.  Effective with the filing of our annual report on 10-K for the year ended December 31, 2016 the Company continued to add additional internal control to further strengthen its financial reporting. Additional internal control procedures included:

-

The hiring of additional personnel within the accounting department in order to further segregate functions and duties,

-

The institution of an internal review process for all transactions between related parties of the company to insure our financial statements are both correctly presented and appropriately disclosed, and

-

The streamlining of the process of reviewing the financials of our subsidiary in Mexico to improving accuracy and the timeliness of obtaining interim financial information.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed as Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands was on March 29, 2016.  A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. As a result of this mediation hearing and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties are negotiating the precise terms of the Court stipulations that will need to be filed. Agreements on the terms of inter-defendant releases are pending approval by both sides. The final settlements will also need to be approved by the Court.

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

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference was scheduled for October 13, 2016 however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved.  Although both parties continue to work to reach an agreement, the court case is scheduled on or after September 15, 2017.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description
10.1	Stock Purchase And Joint Venture Agreement
31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017	DS HEALTHCARE GROUP, INC.

	By:	/s/ Daniel Khesin
Daniel Khesin
Chief Executive Officer

By:	/s/ John Power
John Power Chief Financial Officer/ Principal Accounting Officer