Form 10-Q
period 2017-06-30
DS HEALTHCARE GROUP, INC.
filed 2017-08-14
CIK 1463959

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 26,037,330 shares of common stock outstanding as of August 14, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Restated)
ASSETS

Current Assets
Cash	$273,058	$322,319
Accounts receivable, net	1,502,332	2,516,414
Inventories, net	2,134,521	2,251,005
Prepaid expenses and other current assets	192,467	114,612
Total Current Assets	4,102,378	5,204,350

Furniture and Equipment, net	92,453	106,531
Intangible Assets, net	352,431	340,295
Other Assets	85,353	67,108

TOTAL ASSETS	$4,632,615	$5,718,284

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$3,255,253	$2,413,000
Accrued expenses	1,803,694	1,235,914
Note payable	37,896	75,932
Other current liabilities	725,786	712,232
Total Current Liabilities	5,822,629	4,437,078

Long Term Debt, net of current portion	654,021	47,587

TOTAL LIABILITIES	6,476,650	4,484,665

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity
Preferred stock, $0.001 par value, 30 million shares authorized:
0 shares issued and outstanding at
June 30, 2017 and December 31, 2016.	—	—
Common stock, $0.001 par value, 300 million shares authorized:
26,037,330 and 23,537,330 shares issued and outstanding at
June 30, 2017 and December 31, 2016, respectively	26,038	23,538
Additional paid-in-capital	29,308,054	29,060,555
Accumulated deficit	(31,405,369)	(27,918,109)
Accumulated comprehensive income	227,242	67,635

Total Shareholders' Equity	(1,844,035)	1,233,619

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,632,615	$5,718,284

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories )and Subsidiaries

 Condensed Consolidated Statements of Operations and Comprehensive Loss

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net Revenue	$2,230,214	$4,844,917	$4,324,607	$7,169,952

Cost of Goods Sold	915,244	3,332,052	1,978,481	4,766,118

Gross Profit	1,314,970	1,512,865	2,346,126	2,403,834

Operating Costs and Expenses:
Selling and marketing
Commissions and consulting	184,507	387,648	399,414	576,291
Marketing and promotion	362,629	448,247	778,243	927,572
Other selling and marketing expenses	478,969	423,278	865,912	913,369
	1,026,105	1,259,173	2,043,569	2,417,232
General and administrative
Salary and personnel costs	855,162	612,944	1,468,483	1,254,758
Professional fees and consulting costs	1,291,561	982,913	1,644,678	2,191,589
Other general and administrative expenses	725,199	284,198	974,213	538,451
	2,871,922	1,880,055	4,087,374	3,984,798

Total operating costs and expenses	3,898,027	3,139,228	6,130,943	6,402,030

Operating Income (Loss)	(2,583,057)	(1,626,363)	(3,784,817)	(3,998,196)

Other Income (Expense)
Interest expense	(45,726)	(62,530)	(95,784)	(72,761)
Other	291,224	67,981	393,341	(63,514)

Total other income (expense)	245,498	5,451	297,557	(136,275)

Loss Before Income Taxes	(2,337,559)	(1,620,913)	(3,487,260)	(4,134,470)

Income Tax Expense	—	—	—	—

Net Loss	(2,337,559)	(1,620,913)	(3,487,260)	(4,134,470)

Basic and Diluted Earnings per Share:
Weighted average shares outstanding	23,537,330	22,556,765	23,537,330	22,556,765
Loss per share	$(0.10)	$(0.07)	$(0.15)	$(0.18)

Other Comprehensive Income:
Foreign currency translation adjustment	110,566	54,943	138,202	278,115
Comprehensive (loss) income	$(2,226,993)	$(1,565,970)	$(3,349,058)	$(3,856,355)

See accompanying notes to condensed consolidated financial statements

DS Healthcare Group, Inc. (dba DS Laboratories) and Subsidiaries

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(3,487,260)	$(4,134,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,314	197,572
Stock issued for services	—	24,000
Changes in operating assets and liabilities:
Accounts receivable	1,014,082	(54,710)
Inventories	116,484	801,253
Prepaid expenses and other current assets	(77,855)	115,966
Accounts payable	842,253	470,502
Accrued expenses	567,780	(342,967)
Other current liabilities	13,554	46,861
Net cash used in operating activities	(952,648)	(2,875,993)

Cash Flows from Investing Activities:
Purchases of property & equipment	(7,155)	—
Other assets	(18,245)	(64,462)
Net cash used in investing activities	(25,400)	(64,462)

Cash Flows from Financing Activities:

Proceeds of loans and notes	720,582	30,006
Repayment of loans and notes	(152,183)	(68,807)
Proceeds from sale of stock subscription	250,000	—
Net cash provided (used) by financing activities	818,399	(38,801)

Effect of exchange rate changes on cash	110,388	139,795

Decrease in Cash	(49,261)	(2,839,461)
Cash, Beginning of Period	322,319	4,517,604

Cash, End of Period	$273,058	$1,678,143

Supplemental Information:
Cash paid for interest	$—	$—

See accompanying notes to condensed consolidated financial statements

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – ORGANIZATION AND NATURE OF BUSINESS

Terms and Definitions

ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
FIFO	First-in, First-out
US GAAP	Accounting principles generally accepted in the United States of America
SEC	Securities and Exchange Commission
2016-QTR 2016-YTD	Three months ended June 30, 2016 Six months ended June 30, 2016
2017-QTR 2017-YTD	Three months ended June 30, 2017 Six months ended June 30, 2017
VIE	Variable Interest Entity

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements presented herein have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. The interim condensed consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and related disclosures included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2017. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) which are necessary to provide a fair presentation of financial position as of June 30, 2017 and the related operating results and cash flows for the interim periods presented have been made.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for future periods or for the year ending December 31, 2017.

The condensed consolidated financial statements include the accounts of the Company and its operating subsidiaries DS Laboratories, Inc., Sigma Development and Holding Co., Inc., Polaris Labs, Inc., Polymer Inc., and Divine Skin Laboratories, S.A. de CV (“Mexico”). Also included in the consolidated financial statements are the operating activities of Velocity Storage and Packaging, LLC (“Velocity”), which were accounted for as Variable Interest Entity (“VIE”) through October 31, 2016. As of November 1, 2016, Velocity employees have been hired directly by DS Healthcare and the VIE is no longer used.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter of fiscal 2016, the Company concluded that it was appropriate to classify its related party receivable with DS Espana, a company owned by Mr. Fernando Tamez who is our Chief Operating Officer, as a long-term investment ( see - Footnote 8. Related Party transactions).

Previously, such investment had been classified as a trade receivable resulting from shipments of product directly to DS Espana. Management had previously disclosed  it had an informal agreement with Mr. Tamez because of the Company’s interest in purchasing his company in Spain with the trade receivable to be considered as part of the purchase price, however no written agreement has ever consummated to date. During the second quarter of 2017, the Company has elected to exclude this trade receivable from any future agreement and purchase price, and has requested the trade receivable be paid by October 1, 2017. Accordingly, the classification to report this under the other assets caption, and the corresponding reclassification has also been made to the consolidated condensed balance sheet for the year ending December 31, 2016, to reflect the sale of product as a receivable rather than as an investment and component of other assets. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statement of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statement of Operations for any period.

For the year ended December 31, 2016, $488,054 was previously classified as other assets on the accompanying consolidated balance sheet.

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

Accounts Receivable

Accounts receivable are reported at their net realizable value. The Company establishes an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. The Company also provides for allowances against accounts receivables for product returns and cooperative advertising allowances. At June 30, 2017 and December 31, 2016, the allowance for uncollectable accounts was $591,836 and $725,929, respectively, including reserves for product returns and advertising costs.

Inventories

Inventory is reported at the lower of cost or market on the FIFO method. Our inventory is subject to expiration and obsolescence. Accordingly, quantities purchased and sell through rates are periodically monitored for potential overstocking or pending expiration as a basis for establishing the appropriate reserve for any estimated expiration or obsolescence. At June 30, 2017 and December 31, 2016, the allowance for obsolescence was $392,745 and $651,641 at June 30, 2017 and December 31, 2016, respectively.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Research and Development

The Company currently maintains a functional laboratory employing a new product development director, Dr. Patel, a chemist and a lab technician that identify new technology, test product alternatives and improve existing formulations and technologies. In addition, our Founder, Mr. Daniel Khesin,  devotes a portion of his time in identifying new technologies and formulations to develop new products and improve existing products with the newest technology available. Such activities are expensed in the year incurred. Such costs include laboratory supplies, salaries, materials and consultant fees. These costs are classified as product development, salaries, selling, general and administrative expenses in the condensed consolidated statements of operations, and amounted to $72,493 and $64,051 for the six months ended June 30, 2017 and 2016, respectively.

On February 8, 2017, the Company entered into a Joint Venture arrangement with Evercare Prohealth Technologies LTD. (EverCare) for the development of certain new products, whereby the operational costs would be shared between the two companies. Pursuant to that agreement, for the six months ended June 30, 2017 the two companies shared operational costs totaling $55,000.

Earnings Per Share

Potentially dilutive securities are excluded from the computation of diluted net loss per share for all of the periods presented in the accompanying condensed consolidated statements of operations because the reported net loss in each of these periods results in their inclusion being antidilutive. Antidilutive securities, which consist of stock options and warrants that are not included in the diluted net loss per share calculation, consisted of an aggregate of -0- and 444,213 shares as of June 30, 2017 and 2016, respectively.

NOTE 3. – LIQUIDITY and GOING CONCERN

We have sustained operational losses since our inception. At June 30, 2017, we had an accumulated deficit of approximately $31,405,369. The Company cannot predict how long it will continue to incur further losses or whether it will ever become profitable as this is dependent upon the reduction of certain operating expenses, success of new and existing products and increase in overall revenue among other things. These conditions raise substantial doubt about the entity’s ability to continue as a going concern.

As of June 30, 2017, we had $273,058 in cash. We have historically financed our operations and growth primarily through the issuance and sale of shares of our common stock, a line of credit and the issuance of promissory notes. We are implementing, and will continue to implement, various measures to address our financial condition, including but not limited to continuing to seek debt, the sales of assets, and new equity financing. However, there can be no assurances that the Company will be able to raise additional capital on favorable terms, or at all.

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

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Topic 715).   primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, ASU 2017-07 was issued to improve the reporting of net benefit cost in the financial statements by adding a standard-setting project to provide additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets.  Public business entities should apply ASU 2017-07 for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company has determined that the effect of adopting this standard will not have a material effect on the Company’s consolidated financial position and results of operations.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial statements. This guidance will be effective in the first quarter of fiscal year 2019 and early adoption is not permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

NOTE 5. – INVENTORIES

Significant components of inventory at June 30, 2017 and December 31, 2016 consist primarily of:

	2017	2016

Bulk product and raw materials	$1,734,007	$1,739,309
Work in process	367,280	196,451
Merchandise inventory	327,109	815,103
Inventory in transit	98,870	151,783
Less: Allowance	(392,745)	(651,641)
	$2,134,521	$2,251,005

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

NOTE 6. – INTANGIBLE ASSETS

Significant components of intangible assets at June 30, 2017 and December 31, 2016 consist of:

	2017	2016
DS Mexico customer list	$677,213	$590,821
Less: Accumulated amortization	(351,147)	(273,528)
Net customer list	326,066	317,293

Goodwill	26,365	23,002
	$352,431	$340,295

The change in the un-amortized amounts of the customer list and goodwill balances is a result of  the fluctuations in foreign exchange rates and the translation of  the balance sheets, and not as a result of any acquisitions during the periods covered under this filing.

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

The Company leases a facility for its executive office and warehouse in Pompano Beach, FL.  On June 15, 2017, the Company was served a tenant eviction notice in connection with this lease which the Company intended to vacate resulting from the need for rent cost reductions. The summons calls for payments of approximately $45,300 for past due rent for the month of May 2017. On July 14, 2017, the company was issued a Writ of Possession and vacated the Pompano Beach, FL facility.  In accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (ASC 420) the Company recorded an estimate of the potential liability associated with abandoning this location of approximately $596,000 as of June 30,2017 which is included in accounts payable of the accompanying consolidated balance sheet. As of the date of this filing the Company has not reached a settlement in the matter.

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed as Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands was on March 29, 2016.  A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. As a result of this mediation hearing and subsequent negotiations, there was an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties have negotiated the precise terms of the Court stipulations that were filed under a Stipulation of Settlement Agreement on May 25, 2017 at the United States District Court, Southern District of Florida.

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

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference was scheduled for October 13, 2016 however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved, however both parties continued to work towards reaching an agreement, and on June 22, 2017 an agreement was finalized and An Order of Dismissal With Prejudice was filed on this date with the United State District Court, Southern District of New York.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 28, 2015, the Company, our former Chief Executive Officer Daniel Khesin, Daniel Khesin individually, and Abner Silva, a former consultant and employee was named in a lawsuit brought in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida by a former investor relations contractor claiming monetary damages and allegations of using material or false misrepresentations.  The Plaintiff’s complaint alleges owed compensation in stock and cash. Management vigorously defended the action and an Order of Dismissal With Prejudice was achieved on January 5, 2017.

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

NOTE 8. – RELATED PARTY TRANSACTIONS

For the six months ended June 30, 2017 and 2016, the Company was a party to the following related party transactions:

•

The Company paid $53,745 and $51,616 during 2017-YTD and 2016-YTD, respectively, as compensation to the father of the former Chief Executive Officer, Daniel Khesin,

•

The Company paid $0 and $12,500 during 2017-YTD and 2016-YTD, respectively, as compensation to the sister of the former Chief Executive Officer, Daniel Khesin,

•

The Company paid $30,000 and $30,000 in 2017-YTD and 2016-YTD, respectively, as compensation to Dr. Fernando Tamez, who is a shareholder of the Company, our Chief Operating Officer, and is President of DS Mexico overseeing its day-to-day operations.

•

The Company paid $100,000 and $0 in 2017-YTD and 2016-YTD, respectively, to Dr. Fernando Tamez, who is shareholder of the Company, for compensation as our Chief Operating Officer.

•

Mr. Tamez, who is a shareholder and our Chief Operating Officer, owns an interest with an entity in Spain with which the Company sold product.  During 2017-YTD and 2016-YTD, the Company sold product totaling $171,858 and $208,272, respectively, and the outstanding accounts receivable balance as of June 30, 2017 and December 31, 2016 was $ 659,912 and $488,054, respectively.

•

The Company recorded a liability due to Dr. Fernando Tamez, who is a shareholder and our Chief Operating Officer, of approximately MXN $2,118,000 Mexican pesos, or $129,200, relating to his profit sharing agreement and is included in other current liabilities in the accompanying balance sheet as of June 30, 2017 and December 31, 2016.

 •

Dr. Fernando Tamez, who is a shareholder and our Chief Operating Officer, owns an interest with an entity in Brazil with which the Company sold product.  During 2017-YTD and 2016-YTD, there were no sales to the entity in Brazil, respectively, and there were no outstanding accounts receivable balances as of June 30, 2017 and December 31, 2016, respectively. This entity has since ceased operations during the first quarter of 2017.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Executed and effective on December 29, 2016, the Company entered into an agreement to acquire the distribution rights of its Brazilian distributor, of which our current Acting Chief Operating Officer, Dr. Fernando Tamez, and former Officer Abner Silva, are shareholders and listed as sellers on the agreement, to acquire 100% of the distributers shares in exchange for $47,000 in cash to satisfy certain liabilities, guaranteed employment contract for an employee valued at approximately $28,000, and the option to receive 500 units per month at no cost for 24 months. The agreement includes the Company assuming all current operating cost of the distributor during the period between the execution of the agreement and the alteration of the shareholder’s agreement. The Company determined the agreement’s value to be approximately $250,000.

On January 30, 2017, the Company paid $33,000 towards the purchase price. However as of the date of the Company filing its annual 10-K report for the year ended December 31, 2016, the Brazilian distributor was not cooperative with the Company’s attempts to perform the required due diligence and refused to grant access to the records or provide the required information preventing the Company to properly consolidate the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action and the uncertainty of the Company’s ability to obtain the net assets of the distributor in 2016, the Company deemed it necessary to expense the full value of the agreement in 2016 totaling $250,000, which was subsequently reversed during the 2017-QTR and is included in Other Income/Expense - Other in the accompanying condensed consolidated statement of operations, resulting from the opinion of our legal counsel having determined that the Brazilian distributor violated warranties under the agreement on the very date it was entered into rendering the contract void. The Brazilian entity has ceased operations during March 2017.

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

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of June 30, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the three months and six months ended June 30, 2017, the two companies shared operational costs totaling $19,149 and $55,000, respectively.

DS HEALTHCARE GROUP, INC. (dba DS LABORATORIES) and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with the agreement the Company recorded royalty expense due to EverCare of $100,194, based on qualified sales, which is included in cost of goods sold in the accompanying consolidated condensed statement of operations for the three months and six months ended June 30, 2017.

•

On July 17, 2017, the Company consummated an offering of an aggregate of 4,400,000 shares of the Company’s common stock, par value $0.001 per share. The price per Share was $0.10, for gross proceeds of $440,000.  The Company’s CEO and Director, Yasuhiro Fujiwara, purchased 2,500,000 shares of the Company’s common stock in the Offering, and on June 30, 2017, the Company received Mr. Fujiwara’s proceeds totaling $250,000 in advance of the offering.  The Offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended (the “Act”). The Shares issued to the purchasers have not been registered under the Act.

NOTE 9. – BARTER CREDITS

In December 2015, the Company, under former management entered an agreement with a barter trading company to sell slow moving, finished goods in exchange for prepaid credits. During the 2016-QTR and 2016-YTD, the Company sold merchandise totaling $2,338,100 and $4,566,717to this barter trading company. However, these credits proved to have no economic value and accordingly revenue did not meet the criteria as defined in ASC 605 . The Company has reversed the sales to this barter trading company since it failed to meet the revenue standards and has expensed the barter credits, the results of which are reflected in net revenue of the company’s consolidated condensed statement of operations and comprehensive loss for the three months and six months ended June 30, 2016.

NOTE 10 – DEBT

Bank Loans

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $482,000.00 or $25,764.52, payable in May 2017, and bears annual interest of 16.71%.   During May 2017 the bank loan was paid in full.

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1,353,028.04 or $72,323.89, payable in May 2017 and bears annual interest of 14.64%. During May 2017 the bank loan was paid in full.

On June 30, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $638,287.93 or $35,405.56, payable in July 2017. As of June 30, 2017, the outstanding amount on this bank loan was MXN $638,287.93 or $35,405.56 and bears annual interest of 16.71%.

On April 30, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1,570,000 or $87,087.23, payable in April 2020. As of June 30, 2017, the outstanding amount on this bank loan was MXN $1,525,143 or $84,599,04 and bears annual interest of 8.5%.

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

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of June 30, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the three months and six months ended June 30, 2017, the two companies shared operational costs totaling $19,149 and $55,000, respectively.

In accordance with the agreement the Company recorded royalty expense due to EverCare of $100,194, based on qualified sales, and  is included in cost of goods sold in the accompanying consolidated condensed statement of operations for the three months and six months ended June 30, 2017.

NOTE 11 – EQUITY

Common Stock

On July 17, 2017, the Company consummated an offering of an aggregate of 4,400,000 shares of the Company’s common stock, par value $0.001 per share. The price per Share was $0.10, for gross proceeds of $440,000.  The Company’s current Chief Executive Officer and Director, Yasuhiro Fujiwara, purchased 2,500,000 shares of the Company’s common stock in the Offering, and on June 30, 2017, the Company received Mr. Fujiwara’s proceeds totaling $250,000 in advance of the offering.  The Offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended (the “Act”). The Shares issued to the purchasers have not been registered under the Act.

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

On January 30, 2017, the Company paid $33,000 towards the purchase price. However as of the date of the Company filing its annual 10-K report for the year ended December 31, 2016, the Brazilian distributor was not cooperative with The Company’s attempts to perform the required due diligence and refused to grant access to the records or provide the required information preventing the Company to properly consolidating the entity. Therefore, on March 29, 2017, the Company informed the Brazilian distributor, by way of legal letter, that they are in breach of the agreement and subsequently rescinded the agreement dated December 29, 2016 and has demanded a return of the monies paid to date. Due to the uncertainty of the outcome of this legal action and the uncertainty of the Company’s ability to obtain the net assets of the distributor in 2016, the Company deemed it necessary to expense the full value of the agreement in 2016 totaling $250,000, which was subsequently reversed during the 2017-QTR and is included in Other Income/Expense - Other in the accompanying condensed consolidated statement of operations, resulting from the opinion of our legal counsel having determined that the Brazilian distributor violated warranties under the agreement on the very date it was entered into rendering the contract void. The Brazilian entity has ceased operations during March 2017.

In June 2017, the Company formed a new wholly owned subsidiary, Divine Skin Laboratories Canada Inc.  Operations for this subsidiary commenced in June 2017, the results of which are not material and is included in the condensed consolidated statement of operations and consolidated balance sheet for the period ending June 30, 2017.

NOTE 13. – SUBSEQUENT EVENTS

On July 17, 2017, the Company consummated an offering of an aggregate of 4,400,000 shares of the Company’s common stock, par value $0.001 per share. The price per Share was $0.10, for gross proceeds of $440,000.  The Company’s CEO and Director, Yasuhiro Fujiwara, and the Company’s Chief Operating Officer, Fernando Tamez, purchased 2,500,000 shares and 1,900,000 shares, respectively, of the Company’s common stock in the Offering, and on June 30, 2017, the Company received Mr. Fujiwara’s proceeds totaling $250,000 in advance of the offering.  The Offering was made only to accredited investors, as such term is defined in Regulation D under the Securities Act of 1933, as amended (the “Act”). The Shares issued to the purchasers have not been registered under the Act.

On June 15, 2017, the Company was served a tenant eviction notice in connection with a facility it leases for executive offices and warehouse in Pompano Beach, FL.  The summons calls for payments of approximately $45,300 for past due rent for the month of May 2017. On July 14, 2017, the company was issued a Writ of Possession and vacated the Pompano Beach, FL facility. In accordance with FASB Accounting Standards Codification Topic 420, Exit or Disposal Cost Obligations (“ASC 420”) the Company recorded an estimate of the potential liability associated with abandoning this location of approximately $596,000 as of June 30,2017 which is included in accounts payable of the accompanying consolidated balance sheet. As of the date of this filing the Company has not reached a settlement in the matter.

Currently the Company is operating from an office in Miami, FL and is paying rent on under a month to month lease that was obtained in May 2017.  All inventory has been relocated to secured warehouses, also located in Miami, FL.  The Company believes that the eviction has not materially affected the Company’s ability to ship merchandise to customers or operate.  The Company is actively seeking a new location and as of the date of this filing is still searching within Florida’s Dade and Broward Counties.

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

Results of Operations

Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

Revenues, net – Total revenues, net decreased $2,614,702, or 54.0%, to $2,230,214 in 2017-QTR from $4,844,917 in 2016-QTR.

Revenues, net in the U.S. decreased $2,786,275, or 71.3%, to $1,122,514 in 2017-QTR from $3,908,789 in 2016-QTR. The decrease in revenues, net in the U.S. is a result of capital constraints and the inability to timely obtain raw materials to maintain production requirements.  Revenues, net in Mexico increased $171,572, or 18.3%, from $936,128 in 2016-QTR to $1,107,700 for 2017-QTR. The increase in revenue, net in Mexico is a result of the addition of new customers in the retail channel.

Cost of Goods Sold – Total cost of goods sold decreased $2,416,808, or 72.5%, to $915,244 in 2017-QTR from $3,332,052 in 2016-QTR. Cost of goods sold in the U.S. decreased $2,496,018, or 85.0%, to $441,865 in 2017-QTR from $2,937,883 in 2016-QTR.  The decrease is a result of the decrease in revenues previously discussed.  Cost of goods sold from Mexico increased $79,209, or 20.1%, from $394,170 in 2016-QTR to $473,379 in 2017-QTR. The increase in Mexico cost of goods sold is a result of the increase in revenues for 2017-QTR over the same period a year ago.

Consequently, gross margin decreased $197,893, or 13.1%, to $1,314,970 in 2017-QTR from $1,512,865 in 2016-QTR. Gross margin in the U.S was $680,650 or 60.6%, in 2017-QTR and $970,907, or 24.8% in 2016-QTR. Gross margin in Mexico was $634,320, or 57.3%, in 2017-QTR and $541,958, or 57.3%, in 2016-QTR.

Selling and Marketing Costs – Selling and marketing costs decreased $233,608, or 18.5%, from $1,259,173 in 2016-QTR to $1,026,105 in 2017-QTR. The decrease was due to the following:

–	Decreases of:

•	$203,141 for consulting and commissions because of decreased revenues in the period,

•	$137,800 for freight and shipping because of the decrease in revenues, net, however concentrating shipments to fewer freight forwarders to achieve volume discounts and reduce expedited shipments, and
•	$85,618 for marketing and promotions because of decreased advertising for brand awareness and advertising campaigns with on-line customers and distributors.

–	Offset by increases of:

•	$204,401 for warehouse expenses associated with overhead cost reduction efforts during the period.

General and Administrative Costs – General and administrative costs increased $991,867, or 52.8%, from $1,880,055 in 2016-QTR to $2,871,922 in 2017-QTR. The increase is due to the following:

–

Increases of:

•

$308,648 for the settlement on the PhotoMedex lawsuit, offset by a reduction in legal and professional fees associated with defending the class action law suit dated March 29, 2016 and other legal matters, and

•

$645,337 for rent associated the abandonment of the Pompano Beach, FL warehouse facility totaling $596,095.

Other Income and Expenses – Other income/expense increased $240,047, from $5,451 income in 2016-QTR to $245,498 income in 2017-QTR as a result of the reversal of a previously recorded expense associated with attempted acquisition of the distribution rights of a Brazilian distributer, net of  cash paid, totaling $216,667.

Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016

Revenues, net – Total net revenues decreased $2,845,345, or 39.7%, from $7,169,952 for 2016-YTD to $4,324,607 for 2017-YTD.

Net revenue in the U.S. decreased $3,086,056, or 55.6%, to $2,459,690 in 2017-YTD  from 2016-YTD  $5,546,846. The decrease in revenues, net in the U.S. is a result of capital constraints and the inability to timely obtain raw materials to maintain production requirements.  Net revenue in Mexico increased $240,812, or 14.8%, from $1,624,106 in 2016-YTD to $1,864,917 for 2017-YTD. The increase in revenue in Mexico is a result of the addition of new customers in the retail market.

Cost of Goods Sold – Total cost of goods sold decreased $2,787,637, or 58.5%, to $1,978,481 in 2017-YTD from $4,766,118 in 2016-YTD.

Cost of goods sold in the U.S. decreased $2,920,585, or 71.7%, to $1,152,186 in 2017-YTD from $4,072,771 in 2016-YTD.  Cost of goods sold from Mexico increased $132,948, or 19.2%, to $826,295 from $693,347 in 2016-YTD. The increase in cost of goods sold is a result of the increase in sales for 2017-YTD, over the same period a year ago.

Consequently, the gross margin decreased $57,708, or 2.4%, to $2,346,126 in 2017-YTD from $2,403,834 in 2016-YTD.

The gross margin in the U.S. was $1,307,504, or 53.2% in 2017-YTD and $1,473,074, or 26.6% in 2016-YTD.  The gross margin in Mexico was $1,038,623, or 55.7% in 2017-YTD and $930,759 or 57.3% in 2016-YTD.16 YTD.

Selling and Marketing Costs – Selling and marketing costs decreased $373,663, or 15.5%, from $2,417,232  in 2016-YTD to $2,043,569 in 2017-YTD. The decrease was due to the following:

–	Decreases of:

•	$176,877 for consulting and commissions, as a result of decreased sales incentives,

•

$161,856 for freight and shipping, as a result of the decrease in revenue, net, however concentrating shipments to fewer freight forwarders so as to achieve volume discounts and reduce expedited shipments which are more expensive, and

•	$149,328 for marketing and promotions, as a result of decreased advertising for brand awareness and advertising campaigns with on-line customers.

–	Offset by increases of: • $214,876 for warehouse expenses associated with overhead cost reduction efforts during the period.

•	$8,442 for product development associated with improved product reformulations.

General and Administrative Costs – General and administrative costs increased $102,576, or 2.6%, from $3,984,798 in  2016-YTD to $4,087,374 in 2017-YTD. The increase is due to the following:

–	Increases of: • $682,147 for rent associated the abandonment of the Pompano Beach, FL warehouse facility.

–

Offset by a decrease of:

•

$546,911 for the settlement on the PhotoMedex lawsuit, offset by a reduction in professional fees as a result of the legal and professional fees associated with defending the class action law suit dated March 29, 2016 and other legal matters.

Other Income and Expenses – Other income and expenses increased $433,832, from $136,275 expense in 2016-YTD to $297,557 income in 2017-YTD as a result of reversing a previously recorded expense in attempting to acquire the distribution rights of a Brazilian distributer, net of cash paid totaling $216,667, and other income associated with foreign currency exchange transactions in Mexico.

Liquidity and Capital Resources

We had cash of $273,058 and working capital of $(1,720,251) at June 30, 2017. Our operating and capital requirements in connection with supporting our expanding operations and introducing new products have been and will continue to be significant. Since inception, our losses from operations and working capital required to grow our business were satisfied primarily through the private sales of our common stock and by credit financing.

Despite our losses since inception, we believe that by increasing our sales and gross profit margins while maintaining and better optimizing our current operational structure and administrative expenses, we can minimize the cash needed to support our operations. Prior to 2015, our largest consumption of cash is the working capital necessary to support expanding sales. Subsequent to 2015, the largest consumption of cash has been legal costs associated defending several large and expensive litigious issues.  Future sales of additional equity or convertible debt securities will result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and may also result in covenants that would restrict our operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Bank Loans

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $482,000.00 or $25,764.52, payable in May 2017, and bears annual interest of 16.71%. During May 2017 the bank loan was paid in full.

On March 31, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1,353,028.04 or $72,323.89, payable in May 2017 and bears annual interest of 14.64%. During May 2017 the bank loan was paid in full.

On June 30, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $638,287.93 or $35,405.56, payable in July 2017. As of June 30, 2017, the outstanding amount on this bank loan was MXN $638,287.93 or $35,405.56 and bears annual interest of 16.71%.

On April 30, 2017, the Company’s Mexican subsidiary obtained a bank loan for MXN $1,570,000 or $87,087.23, payable in April 2020. As of June 30, 2017, the outstanding amount on this bank loan was MXN $1,525,143 or $84,599,04 and bears annual interest of 8.5%.

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

Additionally, the Company received as consideration 3 million shares of Evercare, warrants to purchase up to 900,000 shares of EverCare at $0.25 per share as part of the arrangement which can be sold back to EverCare, under certain conditions, to obtain additional financing.  As of June 30, 2017, EverCare has provided $0.5 million in financing. Interest under the financing will accrue at 7.5% per annum.

The Joint Venture arrangement with EverCare is for the development of certain new products, whereby the operational costs would be shared between the two companies.  For the three months and six months ended June 30, 2017, the two companies shared operational costs totaling $19,149 and $50,000, respectively.

In accordance with the agreement the Company recorded royalty expense due to EverCare of $100,194, based on qualified sales, and is included in cost of goods sold in the accompanying consolidated condensed statement of operations for the three months and six months ended June 30, 2017.

Cash Flows for the Six Months Ended June 30, 2017

Cash Flows from Operating Activities

Operating activities used $952,648 in net cash in 2017-YTD compared to $2,875,993 in 2016-YTD. The increase of $1,923,345, or 66.9%, in net cash used for operating activities was due to a decrease in net loss of $647,209, an increase in changes in operating assets and liabilities of $1,439,394, offset by a decrease in non-cash items of $163,258. For additional details, see the consolidated statements of cash flows in the consolidated financial statements.

Cash Flows used in Investing Activities

Our investing activities used $25,400 in net cash for 2017-YTD compared to $64,642 in 2016-YTD.

Cash Flows from Financing Activities

Our financing activities provided $818,399 in net cash in 2017-YTD compared to a use of net cash of $38,801 in 2016-YTD, primarily as a result of loans obtained to finance U.S. and Mexico operations.

Financial Position

Total Assets –Our total assets decreased $1,085,669, or 19.0%, from $5,718,284 as of December 31, 2016 to $4,632,615 as of June 30, 2017.

Current Assets – Our current assets decreased from $5,204,350 as of December 31, 2016, to $4,102,378 as of June 30, 2017.  The decrease in our current assets of $1,101,972, or 21.2%, is attributable to decreases in cash and cash equivalents, a decrease in accounts receivable, net and inventories, offset by an increase in other current assets.

Accounts Receivable, net – Accounts receivable decreased $1,014,082, or 40.3%, from December 31, 2016 to June 30, 2017, primarily because of our increased collection efforts with our domestic and international customers.

Inventory – Inventory levels decreased $116,484, or 5.2%, from December 31, 2016 to June 30, 2017, primarily as a result of a decrease in production activities in 2017-YTD resulting from our inability to timely obtain raw materials due to cash flow constraints while maximizing on-hand materials and inventory.

Prepaid Expenses and other current assets – Prepaid expenses increased $77,855, or 67.9%, from December 31, 2016 to June 30, 2017 as a result of marketing material that will be expensed during future periods in 2017.

Non-current Assets – Our non-current assets increased from $513,934 as of December 31, 2016 to $530,237 as of June 30, 2017. The increase in non-current assets of $12,961, or 19.3%, is attributable to property & equipment additions and security deposits paid during 2017-YTD.

Total Liabilities – Our total liabilities increased from $4,484,665 as of December 31, 2016, to $6,476,650 as of June 30, 2017. The increase in our total liabilities of $1,991,985, or 44.4%, is attributable to a increase in current liabilities, and long-term debt, net of current portion associated with our debt financing in Mexico.

Current Liabilities – Our current liabilities increased from $4,437,078 as of December 31, 2016, to $5,822,629 as of June 30, 2017. The increase in our current liabilities of $1,385,551, or 31.2%, is attributable to an aggregate net increase of $1,410,033 in accounts payable and accrued expenses, offset by an decrease of $38,036 in short-term debt. The aggregate net increase in accounts payable and accrued expenses was related to the recording of a a reserve for lease abandonment at our Pompano Beach, FL warehouse facility, and a reserve for the settlement of our law suit with PhotoMedex during 2017-YTD.

Long-term debt, net of current portion – Our long-term debt, net of current portion increased from $47,587 as of December 31, 2016, to $654,021 as of June 30, 2017. The increase of $606,434 was primarily related to loans obtained to finance U.S. and Mexico operations.

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

•	During 2016, the board adopted a policy that discourages advances, expenses and other illegal related party activities.

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

As a June 30, 2017, the Company believes that all of the control weaknesses previously identified and report have been mitigated.  Additionally, the Company has not found any new weakness as of August 14, 2017.  Effective with the filing of our annual report on 10-K for the year ended December 31, 2016 the Company continued to add additional internal control to further strengthen its financial reporting. Additional internal control procedures included:

-

The hiring of additional personnel within the accounting department in order to further segregate functions and duties,

-

The institution of an internal review process for all transactions between related parties of the Company, particularly with Mr. Khesin and Mr. Tamez, to insure our financial statements are both correctly presented and appropriately disclosed, and

-

The streamlining of the process of reviewing the financials of our subsidiary in Mexico to improving accuracy and the timeliness of obtaining interim financial information.

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

Changes in Internal Control over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2016, DS Healthcare, Mr. Khesin, and certain former members of the Board of Directors were sued in a class action styled, Prasant Shah v. DS Healthcare Group, Inc., et. al., Case No. 16-60661, which is pending in the United States District Court for the Southern District of Florida.  A later-filed class action has been consolidated.  The class action arises from the Company’s March 23, 2016 and March 28, 2016 8-K filings, which stated, in pertinent part, that the audit committee had concluded that the unaudited condensed consolidated financial statements of the Company for the two fiscal quarters ended June 30, 2015 and September 30, 2015 (the “June and September 2015 Quarters”), should no longer be relied upon because of certain errors in such financial statements, and that Daniel Khesin had been terminated for cause and removed as Chairman and a member of the Board of Directors.  Plaintiffs have until November 2, 2016 to file an Amended Complaint, which DS Healthcare must respond to no later than December 19, 2016. The Company also received the first of three related shareholder derivative demands was on March 29, 2016.  A mediation concerning the class action and the derivative demands was scheduled for October 17, 2016, in Miami, Florida. As a result of this mediation hearing and subsequent negotiations, there is an agreement with Plaintiffs in both the securities case and the derivative demands as to amount of the settlement and most of the key terms. The parties have negotiated the precise terms of the Court stipulations that were filed under a Stipulation of Settlement Agreement on May 25, 2017 at the United States District Court, Southern District of Florida.

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

DS Healthcare disputes the claims asserted by PhotoMedex, including that PhotoMedex is entitled to the “break-up fee” under the agreements.  DS Healthcare has also asserted a counterclaims for damages against PhotoMedex for their breaches of the two agreements.  An initial case management conference was scheduled for October 13, 2016 however no resolution was reached.  A settlement conference occurred on January 31, 2017 and once again no settlement was achieved, however   both parties continued to work towards reaching an agreement, and on June 22, 2017 an agreement was finalized and An Order of Dismissal With Prejudice was filed on this date with the United State District Court, Southern District of New York.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement with Fernando Tamez dated as of June 30, 2017
31.1	Certification pursuant to Rule 13a-14(a) (Provided herewith)
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (provided herewith)
32.1	Certification pursuant to Section 1350 (Provided herewith)
32.2	Certification pursuant to Section 1350 (Provided herewith)
101	XBRL Interactive Data File

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DS HEALTHCARE GROUP, INC.

Date: August 14, 2017	By:	/s/ Yasuhiro Fujiwara
Yasuhiro Fujiwara
President/Chief Executive Officer

Date: August 14, 2017	By:	/s/ John Power
John Power Chief Financial Officer/ Principal Accounting Officer